Form 10-K
period 1997-12-31
HOLLYWOOD THEATERS INC
filed 1998-05-01
CIK 1046282

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                             Commission File Number

                            HOLLYWOOD THEATERS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                                 75-2598844
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

2911 Turtle Creek Blvd., Dallas, Texas                               75219
(Address of principal executive offices)                           (Zip Code)

          Registrant's telephone number and area code: 214 - 528 - 9500

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of Each Exchange on Which Registered
-------------------                  -----------------------------------------
None                                 None

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendments to this Form 10-K.

                       Documents Incorporated by Reference
                       -----------------------------------

                                      None

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE NO.
Report of Independent Public Accountants                                                                 2

Consolidated Balance Sheets as of December 31, 1997 and 1996                                             3

Consolidated Statements of Operations for the Years Ended December 31, 1997
      and 1996 and the Period from Inception (July 11, 1995) Through December 31, 1995                   4

Consolidated Statements of Stockholder's Equity (Deficit) for the Years Ended December 31, 1997
      and 1996 and the Period from Inception (July 11, 1995) Through December 31, 1995                   5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1996
      and the Period from Inception (July 11, 1995) Through December 31, 1995                            6

Notes to Consolidated Financial Statements                                                               7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Hollywood Theater Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of Hollywood Theater Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1996, and for the period from inception (July 11, 1995) through December 31, 1995. These consolidated financial statements are the responsibility of Hollywood Theater Holdings, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Theater Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and for the period from inception (July 11, 1995) through December 31, 1995, in conformity with generally accepted accounting principles.




                                                          ARTHUR ANDERSEN LLP


Dallas, Texas,
March 25, 1998

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                        1997           1996
                                                                                        ----           ----
ASSETS
Current assets:
  Cash and cash equivalents ....................................................     $   7,379      $   3,559
  Accounts receivable ..........................................................         1,562            366
  Accounts receivable - related parties ........................................            --            634
  Inventories ..................................................................         1,012            446
  Prepaid and other current assets, net ........................................           850          1,268
  Deposits .....................................................................         1,593          1,564
                                                                                     ---------      ---------
         Total current assets ..................................................        12,396          7,837
Property and equipment, net ....................................................       104,376         43,116
Goodwill, net ..................................................................        49,215         30,783
Intangible assets, net .........................................................        14,289         10,619
Other ..........................................................................         3,744             --
                                                                                     ---------      ---------
         Total other assets ....................................................        67,248         41,402
                                                                                     ---------      ---------
         Total assets ..........................................................     $ 184,020      $  92,355
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses ........................................     $  10,605      $   5,887
  Federal income taxes payable .................................................            --             18
  Current maturities of long-term debt .........................................            --            137
  Current maturities of capital lease obligation ...............................            --             32
  Deferred revenue .............................................................           158             --
                                                                                     ---------      ---------
         Total current liabilities .............................................        10,763          6,074
Other liabilities:
  Long-term debt, net of current maturities ....................................       110,000         50,500
  Deferred lease expenses ......................................................         1,158            658
  Deferred revenue .............................................................           302             --
                                                                                     ---------      ---------
         Total liabilities .....................................................       122,223         57,232

Commitments and contingencies (Note 14)

Convertible Redeemable Preferred Stock:
  Series B Preferred Stock, $.01 par value, 400,000 and 500,000 shares authorized in 1997 and 1996, respectively, 178,028 and 163,319 shares issued and outstanding in 1997 and 1996, respectively (redemption preference of
    $31,154,900 and $28,580,825 as of December 31, 1997 and
    1996, respectively) ........................................................             2              2
  Series C Preferred Stock, $.01 par value, 400,000 shares authorized in 1997, 84,137 shares issued and outstanding in 1997, none in 1996
    (redemption preference of $16,406,715) .....................................             1             --
  Series D Preferred Stock, $.01 par value, 400,000 shares authorized in 1997, 61,814 shares issued and outstanding in 1997, none in 1996
    (redemption preference of $12,053,730) .....................................             1             --
  Additional paid-in capital ...................................................        59,610         28,577

Redeemable Common Stock:
  Common Stock, 16,413 and 12,872 shares issued and outstanding in 1997
      and 1996, respectively ...................................................            --             --
  Additional paid-in capital ...................................................         2,872          2,252

Stockholders' equity (deficit):
  Common stock, $.01 par value, 1,500,000 and 500,000 shares authorized in 1997 and 1996, respectively; 103,464 and 69,617
    shares issued and outstanding in 1997 and 1996,  respectively ..............             1              1
  Additional paid-in capital ...................................................        15,508          8,909
  Accumulated deficit ..........................................................       (16,198)        (4,618)
                                                                                     ---------      ---------
         Total stockholders' equity (deficit) ..................................          (689)         4,292
                                                                                     ---------      ---------
         Total liabilities and stockholders' equity (deficit) ..................     $ 184,020      $  92,355
                                                                                     =========      =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996, AND
             FOR THE PERIOD FROM INCEPTION (JULY 11, 1995) THROUGH
                                DECEMBER 31, 1995
                                 (IN THOUSANDS)


                                            1997          1996          1995
                                            ----          ----          ----
Revenues:
  Admissions ........................     $ 50,616      $ 15,335      $  3,913
  Concessions .......................       26,712         8,710         2,305
  Other operating revenues ..........        1,843           834           116
                                          --------      --------      --------
          Total revenues ............       79,171        24,879         6,334
                                          --------      --------      --------
Operating expenses:
  Film rental and advertising costs .       27,576         8,388         2,337
  Cost of concessions and other .....        4,320         1,412           339
  Theater operating expenses ........       31,180        10,998         2,620
  General and administrative expenses        5,077         1,601           743
  Depreciation and amortization .....       11,479         3,152           739
                                          --------      --------      --------
          Total operating expenses ..       79,632        25,551         6,778
                                          --------      --------      --------
Operating loss ......................         (461)         (672)         (444)
Interest expense, net ...............        7,485         2,121           463
                                          --------      --------      --------

Net loss ............................     $ (7,946)     $ (2,793)     $   (907)
                                          ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996, AND
             FOR THE PERIOD FROM INCEPTION (JULY 11, 1995) THROUGH
                                DECEMBER 31, 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                         SERIES A
                                     PREFERRED STOCK     --------------------
                                   --------------------      COMMON STOCK       ADDITIONAL
                                     SHARES                 SHARES               PAID-IN     ACCUMULATED
                                   OUTSTANDING  AMOUNT   OUTSTANDING  AMOUNT     CAPITAL       DEFICIT       TOTAL
                                   -----------  -------  -----------  ------     -------       -------       -----
                                                                                    --            --
Balance, July 11, 1995 ..........      --      $   --          --     $   --    $   --        $   --        $   --
  Initial capitalization ........     5,090        --        22,622       --       2,545          --           2,545
  Issuance of detachable warrants      --          --          --         --         200          --             200
  Net loss ......................      --          --          --         --        --            (907)         (907)
                                   --------    --------    --------   --------  --------      --------      --------
Balance, December 31, 1995 ......     5,090        --        22,622       --       2,745          (907)        1,838
  Issuance of stock .............    85,000           1      77,168          1    20,501          --          20,503
  Retirement of stock ...........   (90,090)         (1)    (30,173)      --     (14,137)         --         (14,138)
  Retirement of warrant .........      --          --          --         --        (200)         (141)         (341)
  Stock dividend ................      --          --          --         --        --            (422)         (422)
  Cash dividend .................      --          --          --         --        --            (355)         (355)
  Net loss ......................      --          --          --         --        --          (2,793)       (2,793)
                                   --------    --------    --------   --------  --------      --------      --------
Balance, December 31, 1996 ......      --          --        69,617          1     8,909        (4,618)        4,292
  Issuance of stock .............      --          --        33,847       --       6,599          --           6,599
  Stock dividend ................      --          --          --         --        --          (3,634)       (3,634)
  Net loss ......................      --          --          --         --        --          (7,946)       (7,946)
                                   --------    --------    --------   --------  --------      --------      --------
Balance, December 31, 1997 ......      --      $   --       103,464   $      1  $ 15,508      $(16,198)     $   (689)
                                   ========    ========    ========   ========  ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996, AND
             FOR THE PERIOD FROM INCEPTION (JULY 11, 1995) THROUGH
                                DECEMBER 31, 1995
                                 (IN THOUSANDS)


                                                                             1997           1996           1995
                                                                             ----           ----           ----
Cash flows from operating activities:
  Net loss ..........................................................     $  (7,946)     $  (2,793)     $    (907)
  Adjustments to reconcile net loss to net cash provided by
     operating activities, net of business acquisitions- ............        11,479          3,152            739
     Depreciation and amortization
     Deferred lease expenses ........................................           500            545            149
     Changes in assets and liabilities-
       Increase in accounts receivable ..............................          (559)          (951)           (50)
       Decrease (increase) in prepaids and other current assets .....           125           (963)           (22)
       Increase in inventories ......................................          (450)          (316)            --
       (Increase) decrease in other assets ..........................        (3,744)            --             15
       Decrease (increase) in deposits ..............................           805         (1,544)            --
       Increase in accounts payable and accrued expenses ............         4,616          4,285            258
       Increase in deferred revenue .................................           460             --             --
       Decrease in federal income taxes payable
                                                                                (18)          (383)            --
                                                                          ---------      ---------      ---------
          Net cash provided by operating activities                           5,268          1,032            182
                                                                          ---------      ---------      ---------

Cash flows from investing activities:
  Purchases of property and equipment ...............................       (66,361)       (10,734)          (805)
  Sale/disposition of property and equipment ........................        12,895             --             --
  Payments for business acquisitions, net of cash
     acquired
                                                                            (36,649)       (58,986)        (9,864)
                                                                          ---------      ---------      ---------

          Net cash used in investing activities .....................       (90,115)       (69,720)       (10,669)
                                                                          ---------      ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of senior subordinated notes ...............       110,000             --             --
  Borrowings under note payable .....................................         3,800             --            100
  Borrowings under credit facility ..................................        14,000         58,428          9,000
  Payment of financing fees .........................................        (5,284)        (3,718)            --
  Repayments of capital lease obligation ............................           (32)           (44)           (20)
  Repayments of note payable and long-term debt .....................       (68,437)       (16,691)          (691)
  Proceeds from issuance of stock ...................................        34,620         48,659          2,545
  Repurchase of stock ...............................................            --        (14,138)            --
  Retirement of warrants ............................................            --           (341)            --
  Dividends paid                                                                 --           (355)            --
                                                                          ---------      ---------      ---------
          Net cash provided by financing activities .................        88,667         71,800         10,934
Net increase in cash and cash equivalents ...........................         3,820          3,112            447
                                                                          ---------      ---------      ---------
Cash and cash equivalents, beginning of period ......................         3,559            447             --
                                                                          ---------      ---------      ---------
Cash and cash equivalents, at year-end ..............................     $   7,379      $   3,559      $     447
                                                                          =========      =========      =========
Supplemental information:
  Cash paid for interest ............................................     $   3,051      $   2,089      $     387
                                                                          =========      =========      =========
Noncash transactions:
  Issuance of detachable warrants for common stock ..................     $      --      $      --      $     200
                                                                          =========      =========      =========

  Stock dividend ....................................................     $   3,634      $     422      $      --
                                                                          =========      =========      =========
  Issuance of stock in connection with business
     acquisitions ...................................................     $     620      $   2,253      $      --
                                                                          =========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


1. ORGANIZATION

         Hollywood Theater Holdings, Inc. and its wholly owned subsidiary, Hollywood Theaters, Inc., ("HTI") both Delaware corporations, were formed in June 1995 to purchase all of the outstanding shares of Trans Texas Amusements, Inc. ("TransTexas") and affiliates. Crown Theatre Corporation became a wholly owned subsidiary of HTI after it was acquired by Hollywood Theater Holdings, Inc. on November 1, 1996, the effective date of the purchase. Hollywood Theater Holdings, Inc., HTI, and Crown Theatre Corporation (collectively "Holdings") owned and operated 81 motion picture theaters at December 31, 1997. Holdings currently operates theaters in Idaho, Kansas, Missouri, Ohio, Oklahoma, and Texas.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

         The consolidated financial statements include the accounts of Hollywood Theater Holdings, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

         Cash and cash equivalents consist of operating funds held in financial institutions and petty cash held by the theaters. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Deposits

         Deposits consist of funds held in escrow in accordance with certain purchase agreements.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of concession products and theater supplies.

Accounts Receivable

         Accounts receivable are due primarily from vendors and film companies for reimbursable vendor promotion costs and film advertising costs. Film advertising reimbursements are generally credited against the film rental expense. Vendor promotion reimbursements are included in other income.

Prepaid and Other Current Assets

         Prepaid and other current assets consist of prepaid insurance and theater start-up costs. Theater start-up costs are amortized over a one-year period.

Property and Equipment

         Property and equipment are stated at cost. Depreciation of furniture and equipment and buildings is provided using the straight-line method over an eight-year period and thirty-year period, respectively. Leasehold improvements are amortized using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold improvements.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


Intangible Assets

         Intangible assets include deferred finance costs which are amortized over the life of the related note and covenants not-to-compete which are amortized using the straight-line method over a five year period.

Goodwill

         Goodwill is recorded as the excess of cost over fair value of assets acquired and is amortized over 15 years. Accumulated amortization of goodwill was approximately $4.0 million and $1.2 million at December 31, 1997 and 1996, respectively.

         Holdings reviews the carrying value of goodwill at least annually on a market-by-market basis to determine if facts and circumstances exist which would suggest the goodwill may be impaired or that the amortization period needs to be modified. Among the factors Holdings considers in making the evaluation are changes in Holdings' market position, reputation, profitability and geographic penetration. If indicators are present which may indicate impairment is probable, Holdings will prepare a projection of the undiscounted cash flows of the specific market and determine if goodwill is recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the goodwill to its fair value. Similar reviews are made of other long-lived assets. No such adjustments were required during the years ended December 31, 1997 and 1996 and the period from inception (July 11, 1995) through December 31, 1995.

Deferred Lease Expenses

         Rent expense is recognized on a straight-line basis after considering the effect of rent escalation provisions.

Income Taxes

         Deferred tax assets and liabilities are based upon estimated future tax effects of the differences in the tax bases of existing assets and liabilities and the related financial statement carrying amounts, using currently enacted tax laws and rates.

Revenues

         Revenues are recognized when admissions and concessions sales are received at the theaters. Film rental costs are accrued based on the applicable box office receipts and the terms of the film licenses. Holdings' business is dependent upon the availability of commercially successful movies and upon its relationship with motion picture distributors. During 1997, only one distributor represented 25% or greater of Holdings' admission revenues.

Advertising

         Advertising costs are expensed when incurred.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995



Reclassifications

         Certain reclassifications have been made to the prior year statements to conform them to the current year presentation.

Future Accounting Changes

         The Company plans to adopt Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," effective for the Company's fiscal year beginning January 1, 1998. SFAS 131 requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company is still evaluating the effects of this statement.

         The Company plans to adopt Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal-Use," effective for the Company's fiscal year beginning January 1, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal use software. The impact from adoption will be minimal.

3.  PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 and 1996, consisted of the following (in thousands):

                                                       1997            1996
                                                       ----            ----
Buildings .....................................     $  44,024      $  15,645
Furniture and equipment .......................        33,564         14,045
Leasehold improvements ........................        19,316          8,449
Land ..........................................        10,058          4,889
Land improvements .............................           429            429
Construction in progress ......................         3,172          1,101
                                                    ---------      ---------
                                                      110,563         44,558
Less- Accumulated depreciation and amortization        (6,187)        (1,442)
                                                    ---------      ---------
                                                    $ 104,376      $  43,116
                                                    =========      =========

4. INTANGIBLE ASSETS

         Intangible assets at December 31, 1997 and 1996, consisted of the following (in thousands):

                                        1997         1996
                                        ----         ----
Covenants not-to-compete .......     $  8,307      $  7,098
Deferred finance and other costs        9,958         4,674
                                     --------      --------
                                       18,265        11,772
Less-  Accumulated amortization        (3,976)       (1,153)
                                     --------      --------
                                     $ 14,289      $ 10,619
                                     ========      ========

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995




5. LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1996, consisted of the following (in thousands):

                                                                                       1997          1996
                                                                                       ----          ----
    10 5/8% Senior Notes, interest at 10.625% payable
      on February 1 and August 1, due 2007 ....................................     $ 110,000      $      --
    Term note payable to a bank; interest at LIBOR plus
      2.75% or base rate plus 1.75% (10% at December 31,
      1996), payable monthly; paid in 1997 ....................................            --         50,000
    Revolving credit facility, interest at LIBOR plus 2.75%
      or the base rate plus 1.75% (weighted average of 10%
      at December 31, 1996); due 2001 .........................................            --            500
    Promissory note payable to a bank; interest of prime
      plus 1% (9.25% at December 31, 1996); principal and
      accrued interest paid in 1997 ...........................................            --            137
                                                                                    ---------      ---------
    Total long-term debt ......................................................       110,000         50,637
    Less-  current maturities .................................................            --           (137)
                                                                                    ---------      ---------
    Long-term debt, net .......................................................     $ 110,000      $  50,500
                                                                                    =========      =========

10 5/8% Senior Notes

         In August 1997, HTI completed an offering of $110.0 million of senior subordinated notes (the "Offering"). The notes bear interest at 10 5/8% and are due in 2007. The notes are redeemable, in whole or in part, at the option of HTI at any time on or after August 1, 2002, at a redemption price of 105.312% in 2002, 103.542% in 2003, 101.771% in 2004, and 100% in 2005 and thereafter plus any accrued but unpaid interest. In addition, on or before August 1, 2000, HTI may, at its option and subject to certain requirements, use an amount equal to the net cash proceeds from one or more public equity offerings, as defined, to redeem up to an aggregate of 30% of the principal amount of the Senior Notes originally issued at a redemption price of 110.625% plus any accrued but unpaid interest. Upon a change in control of HTI, as defined in the indenture, HTI will be required to make an offer to repurchase all or any part of each holder's Senior Notes at a price equal to 101% of the principal amount thereof plus interest. The notes also include restrictive covenants relative to the maintenance of financial ratios and the incurrence of additional indebtedness. Holdings used the net proceeds from the Offering to repay all of the existing indebtedness under its existing facility, to finance certain acquisitions, to fund a portion of construction and other expenses related to the 1997 theater building program, and for general corporate purposes.

Revolving Credit Facility

         At December 31, 1996, Holdings had a $25.0 million revolving credit agreement and a $50.0 million term note agreement with a financial institution. Concurrently with the consummation of the Offering, Holdings entered into a revolving credit facility (the "Senior Bank Facility") to fund working capital requirements and capital expenditures. The Senior Bank Facility provides for a $50.0 million revolving credit facility with a five year term, however, the total amount of available borrowings under the Senior Bank Facility may be less based on leverage levels of Holdings. At December 31, 1997, Holdings was not in compliance with two of the thirteen financial covenants in the Senior Bank Facility. On January 7, 1998, Holdings entered into an amendment of the Senior Bank Facility, amending among other things, certain financial covenants. Currently, Holdings is in compliance with all financial covenants in the Senior Bank Facility. Borrowings under the Senior Bank Facility are conditioned upon Holdings achieving and maintaining certain financial ratios, including the stipulation that total borrowings are not to exceed 5.75 times Holdings' "trailing" twelve-month cash flow, as defined, and certain other restrictions.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


As of December 31, 1997, no amounts were borrowed under the Senior Bank Facility. Currently, $16.0 million is available for borrowings.

6. LEASES

         Holdings leases certain of its theater premises with lease terms of 4 to 20 years. Additionally, certain leases provide for contingent rentals based on operating results and require the payment of taxes, insurance, and other costs applicable to the property. Holdings, at its option, may renew a substantial portion of the leases at defined or then fair rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A deferred lease expense accrual of approximately $1.2 million and $658,000 in 1997 and 1996, respectively, has been provided to account for these leases on a straight-line basis. Rent expense for the years ended December 31, 1997 and 1996 and the period from inception (July 11, 1995) to December 31, 1995, totaled approximately $9.3 million, $3.0 million and $965,000, respectively.

         Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year at December 31, 1997, are due as follows (in thousands):

           1998..................................  $ 11,015
           1999..................................    10,837
           2000..................................    10,202
           2001..................................     9,036
           2002..................................     8,005
           Thereafter............................    56,335
                                                   --------
                                                   $105,430
                                                   ========

7. INCOME TAXES

         As of December 31, 1997, Holdings has a net operating loss (NOL) carryforward of approximately $8.8 million for tax reporting purposes which begins to expire in calendar year 2010. In October 1996, Holdings underwent an ownership change pursuant to Internal Revenue Code Section 382. Therefore, the NOL carryforward to future years will be limited. Due to the lack of an earnings history, the tax benefits normally associated with this NOL carryforward and other tax assets have been fully valued and have not been recorded in the accompanying consolidated financial statements.

         Holdings' net deferred income taxes at December 31, 1997 and 1996, consisted of the following (in thousands):

                                               1997          1996
                                               ----          ----
Amortization ...........................     $   538      $   113
Deferred lease expenses ................         376          224
Deferred revenue .......................         156           --
Accrued vacation and bonuses ...........         154           --
Net operating loss carryforward ........       3,005          859
Depreciation ...........................        (341)          48
                                             -------      -------
        Total deferred income tax assets       3,888        1,244
Less valuation allowance ...............      (3,888)      (1,244)
                                             -------      -------
        Net deferred income tax assets .     $    --      $    --
                                             =======      =======

         The difference between the statutory federal income tax rate of 34% and the effective federal income tax rate of 0% is due to unrecognized current year benefit.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


8. FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. Cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. In addition, the fair value of Holdings' long-term debt is $117.4 million which is based upon quoted market prices and the carrying value is $110.0 million. At December 31, 1996, Holdings' long-term debt was determined to approximate its carrying value since it was issued at fair market value during 1996.

         Changes in the assumptions or estimation methodologies may have a material effect on these estimated fair values.

9. REDEEMABLE PREFERRED STOCK AND COMMON STOCK

          In November 1996, The Beacon Group III - Focus Value Fund, L.P. ("Beacon") purchased approximately $19.0 million of a new class of Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock is redeemable after the seventh anniversary of the issue date by the holders, as long as a qualifying initial public offering of the common stock has not occurred. The preferred shares are automatically converted into common stock, upon completion of a qualifying initial public offering. The Series B Preferred Stock is convertible, initially on a one-for-one basis, subject to adjustment to reflect specified antidilution events, including without limitation, stock splits, stock combinations, certain issuances of equity and certain business combination transactions. The holders of Series B Preferred Stock are entitled to dividends at an annual rate of 9%. The board of directors may elect to pay dividends in shares of Series B Preferred Stock. The liquidation preference of each share of Series B Preferred Stock is the greater of $175 plus accrued but unpaid dividends or the per share amount the holder would have received upon liquidation on a converted basis plus accrued but unpaid dividends. In addition, Holdings exchanged Series A Preferred Stock held by Beacon, Precept Investors, Inc. ("Precept") and Stratford Capital Partners L.P. and Stratford Equity Partners, L.P. (collectively "Stratford") for the newly authorized Series B Preferred Stock at a ratio of 1.75/1.00 shares.

         The Board of Directors authorized a 9% preferred stock dividend of Series B Preferred Stock on December 15, 1996 to the stockholders of record of Series B Preferred Stock on December 15, 1996. The stock dividend was paid on December 31, 1996.

         In 1997 and 1996, a total of 16,413 shares were issued to Richard M. Durwood and the Richard M. Durwood Revocable Trust ("RMD Trust") for $2.9 million in connection with the acquisition of Crown Theater Corporation. In addition, at any time on or after October 31, 2001, provided that an offering of Holdings' common stock has not then occurred, Richard M. Durwood and/or the RMD Trust may require Holdings to repurchase not less than all of the shares of Holdings Common Stock held by each at the fair market value at the time of repurchase.

         In April 1997, the Board of Directors approved 200,000 shares of $.01 par value Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is redeemable under the same conditions and requirements as Series B Preferred Stock. The holders of Series C Preferred Stock are entitled to dividends at an annual rate of 9%. The board of directors may elect to pay dividends in shares of Series C Preferred Stock. The liquidation preference of each share of Series C Preferred Stock is the greater of $195 plus accrued but unpaid dividends or the per share amount the holder would have received upon liquidation on a converted basis plus accrued but unpaid dividends. Holdings issued 43,076 shares of Series C Preferred Stock to Beacon and Stratford for approximately $8.4 million.

         In May 1997, Holdings issued 35,897 shares of Series C Preferred Stock for approximately $7.0 million to Hoak Communications Funds ( the "Hoak Entities").

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


         In November 1997, Holdings issued 51,283 shares of Series C Preferred Stock for approximately $10.0 million to Beacon and Stratford Equity Partners, L.P.

         In December 1997, the Board of Directors approved 400,000 shares of $.01 par value Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock"). The Series D Preferred Stock is redeemable under the same conditions and requirements as Series B Preferred Stock. The holders of Series D Preferred Stock are entitled to dividends at an annual rate of 11%. The board of directors may elect to pay dividends in shares of Series D Preferred Stock. The liquidation preference of each share of Series C Preferred Stock is the greater of $195 plus accrued but unpaid dividends or the per share amount the holder would have received upon liquidation on a converted basis plus accrued but unpaid dividends. Additionally, Holdings sold 10,257 shares of Series D Preferred Stock for approximately $2.0 million to the Hoak Entities and exchanged 51,283 of Series C Preferred Stock for Series D Preferred Stock at a ratio of 1/1.

         The Board of Directors authorized a 9% preferred stock dividend of Series B and C Preferred Stock and an 11% preferred stock divided of Series D Preferred Stock on December 31, 1997, to the stockholders of record of Series B and D Preferred Stock on December 18, 1997 and Series C Preferred Stock on December 19, 1997. The stock dividend was paid on December 31, 1997.

10. STOCKHOLDERS' EQUITY (DEFICIT)

         At December 31, 1995, shares of common stock were reserved for warrants to purchase up to 750 shares of 10,000 shares issued and outstanding of Hollywood Theaters, Inc. The exercise price is $0.01 per share and the warrants expire July 11, 2002. The warrants were carried at their estimated fair value at their issue date. The unexercised warrants were retired for $341,000 1996.

         In April 1996, Holdings issued 50,000 shares of Series A Preferred Stock ($.01 par value) to Precept and Stratford for proceeds of $5.0 million.

         In October 1996, Beacon purchased 35,000 shares of Series A Preferred Stock for $3.5 million.

         In November 1996, Beacon purchased approximately $2.5 million of common stock.

         In connection with the issuance of Series B Preferred Stock in November 1996, Holdings offered to purchase the outstanding common stock from existing stockholders for $170 per share. Shareholders sold 30,173 shares to Holdings for a total cost of approximately $5.0 million.

         In April 1997, Holdings issued 18,462 shares of common stock to Beacon and Stratford for approximately $3.6 million.

         In May 1997, Holdings issued 15,385 shares of common stock for approximately $3.0 million to Hoak.

         Holdings has reserved 37,000 shares of common stock for a stock option plan.

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         The following are condensed consolidating financial statements of Hollywood Theater Holdings, Inc. and HTI. These statements are presented to provide financial information with respect to HTI, the issuer of the 10 5/8% Senior Notes.

         At December 31, 1997, Holdings owns 100% interest in HTI. These condensed consolidating financial statements present Holdings' investment in its subsidiaries using the equity method. Under this method, investments are recorded at cost

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


and adjusted for the parent company's ownership share of the subsidiary's cumulative results of operations. In addition, investments increase in the amount of contributions to subsidiaries and decrease in the amount of distributions from investors.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995



CONDENSED CONSOLIDATING BALANCE SHEETS (IN THOUSANDS):


                                  HOLLYWOOD THEATER   HOLLYWOOD    CONSOLIDATING    HOLDINGS
      AS OF DECEMBER 31, 1997      HOLDINGS, INC.   THEATERS, INC.   ENTRIES      CONSOLIDATED
                                   -------------    --------------   -------      ------------
Assets:
   Cash and cash equivalents ....     $      --      $   7,379      $      --      $   7,379
   Other current assets .........            --          5,017             --          5,017
                                      ---------      ---------      ---------      ---------
   Total current assets .........            --         12,396             --         12,396
   Property and equipment, net ..            --        104,376             --        104,376
   Investment in subsidiaries ...        61,797             --        (61,797)            --
   Other noncurrent assets ......            --         67,248             --         67,248
                                      ---------      ---------      ---------      ---------
                                      $  61,797      $ 184,020      $ (61,797)     $ 184,020
                                      =========      =========      =========      =========
Liabilities and equity:
   Current liabilities ..........     $      --      $  10,763      $      --      $  10,763
   Long-term debt ...............            --        110,000             --        110,000
   Other noncurrent liabilities .            --          1,460             --          1,460
   Redeemable Convertible
   Preferred Stock ..............        59,614             --             --         59,614
   Redeemable Common Stock ......         2,872             --             --          2,872
   Stockholders' equity (deficit)          (689)        61,797        (61,797)          (689)
                                      ---------      ---------      ---------      ---------
                                      $  61,797      $ 184,020      $ (61,797)     $ 184,020
                                      =========      =========      =========      =========


                                 HOLLYWOOD THEATER   HOLLYWOOD   CONSOLIDATING    HOLDINGS
      AS OF DECEMBER 31, 1996      HOLDINGS, INC.  THEATERS, INC.   ENTRIES     CONSOLIDATED
                                  -------------    --------------   -------     ------------
Assets:
   Cash and cash equivalents ....     $     --       $  3,559      $     --      $  3,559
   Other current assets .........           --          4,278            --         4,278
                                      --------       --------      --------      --------
   Total current assets .........           --          7,837            --         7,837
   Property and equipment, net ..           --         43,116            --        43,116
   Investment in subsidiaries ...       35,260             --       (35,260)           --
   Other noncurrent assets ......           --         41,402            --        41,402
                                      --------       --------      --------      --------
                                      $ 35,260       $ 92,355      $(35,260)     $ 92,355
                                      ========       ========      ========      ========
Liabilities and equity:
   Current liabilities ..........     $    137       $  5,937      $     --      $  6,074
   Long-term debt ...............           --         50,500            --        50,500
   Other noncurrent liabilities .           --            658            --           658
   Redeemable Convertible
   Preferred Stock ..............       28,579             --            --        28,579
   Redeemable Common Stock ......        2,252             --            --         2,252
   Stockholders' equity (deficit)        4,292         35,260       (35,260)        4,292
                                      --------       --------      --------      --------
                                      $ 35,260       $ 92,355      $(35,260)     $ 92,355
                                      ========       ========      ========      ========

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (IN THOUSANDS):

          FOR THE YEAR ENDED     HOLLYWOOD THEATER  HOLLYWOOD   CONSOLIDATING  HOLDINGS
          DECEMBER 31, 1997       HOLDINGS, INC.  THEATERS, INC.  ENTRIES    CONSOLIDATED
                                  --------------  -------------   -------    ------------
Revenues .......................     $     --      $ 79,171      $     --     $ 79,171
                                     --------      --------      --------     --------
Operating expenses:
   Direct theater costs ........           --        63,076            --       63,076
   General and administrative ..           --         5,077            --        5,077
   Depreciation and amortization           --        11,479            --       11,479
                                     --------      --------      --------     --------
                                           --        79,632            --       79,632
                                     --------      --------      --------     --------
Operating loss .................           --          (461)           --         (461)
                                     --------      --------      --------     --------
Interest expense, net ..........           --         7,485            --        7,485
                                     --------      --------      --------     --------
Equity in loss of subsidiaries .       (7,946)           --         7,946           --
                                     --------      --------      --------     --------
Net loss .......................     $ (7,946)     $ (7,946)     $  7,946     $ (7,946)
                                     ========      ========      ========     ========

          FOR THE YEAR ENDED     HOLLYWOOD THEATER  HOLLYWOOD   CONSOLIDATING  HOLDINGS
          DECEMBER 31, 1996       HOLDINGS, INC.  THEATERS, INC.  ENTRIES    CONSOLIDATED
                                  --------------  -------------   -------    ------------
Revenues .......................     $     --      $ 24,879      $     --     $ 24,879
                                     --------      --------      --------     --------
Operating expenses:
   Direct theater costs ........           --        20,798            --       20,798
   General and administrative ..           --         1,601            --        1,601
   Depreciation and amortization           --         3,152            --        3,152
                                     --------      --------      --------     --------
                                           --        25,551            --       25,551
                                     --------      --------      --------     --------
Operating loss .................           --          (672)           --         (672)
                                     --------      --------      --------     --------
Interest expense, net ..........           --         2,121            --        2,121
                                     --------      --------      --------     --------
Equity in loss of subsidiaries .       (2,793)           --         2,793           --
                                     --------      --------      --------     --------
Net loss .......................     $ (2,793)     $ (2,793)     $  2,793     $ (2,793)
                                     ========      ========      ========     ========

          FOR THE YEAR ENDED     HOLLYWOOD THEATER  HOLLYWOOD   CONSOLIDATING  HOLDINGS
          DECEMBER 31, 1995        HOLDINGS, INC. THEATERS, INC.  ENTRIES    CONSOLIDATED
                                   -------------- -------------   -------    ------------
Revenues ........................     $    --        $ 6,334      $    --       $ 6,334
                                      -------        -------      -------       -------
Operating expenses:
   Direct theater costs .........          --          5,296           --         5,296
   General and administrative ...          --            743           --           743
   Depreciation and amortization           --            739           --           739
                                      -------        -------      -------       -------
                                           --          6,778           --         6,778
                                      -------        -------      -------       -------
Operating loss ..................          --           (444)          --          (444)
                                      -------        -------      -------       -------
Interest expense, net ...........          --            463           --           463
                                      -------        -------      -------       -------
Equity in loss of subsidiaries ..        (907)            --          907            --
                                      -------        -------      -------       -------
Net loss ........................     $  (907)       $  (907)     $   907       $  (907)
                                      =======        =======      =======       =======

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (IN THOUSANDS):


          FOR THE YEAR ENDED     HOLLYWOOD THEATER   HOLLYWOOD     CONSOLIDATING    HOLDINGS
          DECEMBER 31, 1997        HOLDINGS, INC.  THEATERS, INC.     ENTRIES     CONSOLIDATED
                                  --------------   -------------      -------     ------------
Operating ..........................  $      --      $   5,268      $      --      $   5,268
                                      ---------      ---------      ---------      ---------
Investing:
   Purchases of property
   and equipment ...................         --        (66,361)            --        (66,361)
   Sale/disposition of property
   and equipment ...................         --         12,895             --         12,895
   Payments for business
   acquisitions, net of
   cash acquired ...................         --        (36,649)            --        (36,649)
   Contributions to subsidiaries ...    (34,620)            --         34,620             --
                                      ---------      ---------      ---------      ---------
                                        (34,620)       (90,115)        34,620        (90,115)
                                      ---------      ---------      ---------      ---------
Financing:
   Borrowings under note
   payable and long-term debt ......         --        127,800             --        127,800
   Repayments of note payable and
   long-term debt ..................         --        (68,437)                      (68,437)
   Proceed from issuance of stock...     34,620         34,620        (34,620)        34,620
   Other ...........................         --         (5,316)            --         (5,316)
                                      ---------      ---------      ---------      ---------
                                         34,620         88,667        (34,620)        88,667
                                      ---------      ---------      ---------      ---------
Net increase in cash ...............  $      --      $   3,820      $      --      $   3,820
                                      =========      =========      =========      =========


          FOR THE YEAR ENDED      HOLLYWOOD THEATER  HOLLYWOOD   CONSOLIDATING    HOLDINGS
          DECEMBER 31, 1996         HOLDINGS, INC. THEATERS, INC.   ENTRIES     CONSOLIDATED
                                    -------------- -------------    -------     ------------
Operating ..........................  $     --      $  1,032      $     --      $  1,032
                                      --------      --------      --------      --------
Investing:
   Purchases of property
   and equipment ...................        --       (10,734)           --       (10,734)
   Payments for business
   acquisitions, net of
   cash acquired ...................        --       (58,986)           --       (58,986)
   Contributions to subsidiaries....   (48,659)           --        48,659            --
                                      --------      --------      --------      --------
                                       (48,659)      (69,720)       48,659       (69,720)
                                      --------      --------      --------      --------
Financing:
   Borrowings under note
   payable and long-term debt ......        --        58,428            --        58,428
   Repayments of note payable and
   long-term debt ..................        --       (16,691)           --       (16,691)

   Proceed from issuance of stock...    48,659        48,659       (48,659)       48,659
   Other ...........................        --       (18,596)           --       (18,596)
                                      --------      --------      --------      --------
                                        48,659        71,800       (48,659)       71,800
                                      --------      --------      --------      --------
Net increase in cash ...............  $     --      $  3,112      $     --      $  3,112
                                      ========      ========      ========      ========

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


FOR THE PERIOD FROM INCEPTION
  (JULY 11, 1995) THROUGH        HOLLYWOOD THEATER   HOLLYWOOD   CONSOLIDATING  HOLDINGS
    DECEMBER 31, 1995              HOLDINGS, INC.  THEATERS, INC.  ENTRIES    CONSOLIDATED
                                   -------------  --------------   -------    ------------
Operating .......................     $     --      $    182      $     --      $    182
                                      --------      --------      --------      --------
Investing:
   Purchases of property
   and equipment ................           --          (805)           --          (805)
   Payments for
   business
   acquisitions, net of .........           --        (9,864)           --        (9,864)
   cash acquired
   Contributions to subsidiaries        (2,545)           --         2,545            --
                                      --------      --------      --------      --------
                                        (2,545)      (10,669)        2,545       (10,669)
                                      --------      --------      --------      --------
Financing:
   Borrowings under note
   payable and long-term debt ...           --         9,100            --         9,100
   Repayments of note
   payable and ..................           --          (691)                       (691)
   long-term debt
   Proceed from issuance of stock        2,545         2,545        (2,545)        2,545
   Other ........................           --           (20)           --           (20)
                                      --------      --------      --------      --------
                                         2,545        10,934        (2,545)       10,934
                                      --------      --------      --------      --------
Net increase in cash ............     $     --      $    447      $     --      $    447
                                      ========      ========      ========      ========

12. RETIREMENT SAVINGS PLAN

         Holdings has a 401(k) profit sharing plan for the benefit of all eligible employees and makes contributions as determined annually by the Board of Directors. No contributions were made in 1997, 1996 or 1995.

13. ACQUISITIONS

1997 Acquisitions

         In May 1997, Holdings completed the acquisition of two theaters with an aggregate of 12 screens in Beaumont and Port Arthur, Texas, from United Artists Theatre Circuit Inc. for a cash purchase price of approximately $3.4 million.

         In June 1997, Holdings completed the acquisition of two theaters with an aggregate of 14 screens in Killeen, Texas, from Escape Theaters, Inc. for a cash purchase price of approximately $8.5 million.

         In August 1997, Holdings completed the acquisition of seven theaters with an aggregate of 50 screens in Oklahoma City and Tulsa, Oklahoma, from General Cinema Corp. for a cash purchase price of approximately $15.8 million.

         In September 1997, Holdings completed the acquisition of a newly constructed 16-screen theater in Waco, Texas, for approximately $8.9 million. Additionally, Holdings purchased furniture, fixtures and equipment for this theater for approximately $2.7 million.

         In October 1997, Holdings completed the exchange of six theaters with an aggregate of 31 screens operated by HTI in Kansas and Missouri for five theaters with an aggregate of 22 screens owned by Dickinson, Inc. in the same states. Holdings also received cash of approximately $1.1 million in connection with the exchange. Holdings recorded no gain or loss on the exchange. Holdings also completed the acquisition of one theater with six screens in Tomball, Texas, from Cineco Cinema Corporation for a cash purchase price of approximately $1.8 million.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

1996 Acquisitions

         In April 1996, Holdings acquired, for approximately $3.3 million in cash, six theaters in Texas from Cinemore, Inc. and related entities.

         In August 1996, Holdings acquired, for approximately $1.8 million in cash, two theaters in Texas from Beaumont Cinema Ventures, L.P.

         In November 1996, Holdings acquired 33 theaters primarily in Kansas, Missouri, and Ohio from Crown Cinema Corporation and Crown Theatre Corporation. Holdings issued 16,413 shares of its common stock to the seller, at a fair market value of approximately $2.9 million, and paid cash of approximately $41.1 million to the seller for these acquisitions. The former stakeholder of Crown Cinema Corporation is now a stockholder and consultant of Holdings. Holdings also acquired, for $700,000 in cash, two theaters in Texas from General Cinema Corp. of Texas.

         In November and December 1996, Holdings acquired, for approximately $11.3 million in cash, 19 theaters in Idaho, Oklahoma, and Texas from United Artists Theatre Circuit Inc. and related entities.

         The 1997 and 1996 acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired (including all identifiable intangible assets, if material) based upon their estimated fair values at the dates of acquisition in accordance with APB No. 16. The results of operations of the acquired theaters are included in the consolidated financial statements from the respective dates of acquisition. None of the acquisition agreements contain any significant earn-out provisions with the sellers.

         The following is a summary of the net assets acquired and liabilities assumed in connection with the foregoing acquisitions in 1997 and 1996 (in thousands):

Assets acquired:                                 1997        1996
                                                 ----        ----
  Cash and cash equivalents ...............     $ 1,102     $    56
  Inventories .............................         115         130
  Prepaid and other current assets ........          37         442
                                                -------     -------
          Total current assets ............       1,254         628
  Buildings ...............................       3,854      10,964
  Furniture and equipment .................       6,123       9,011
  Leasehold improvements ..................       2,240       6,123
  Land ....................................       1,100       2,990
  Land improvements .......................          --         436
  Construction-in-progress ................          --         117
  Covenants not-to-compete ................       1,208       6,099
                                                -------     -------
          Total other assets ..............      14,525      35,740
                                                -------     -------
          Total assets acquired ...........      15,779      36,368
                                                -------     -------
Liabilities assumed:
  Accounts payable ........................         101          --
                                                -------     -------
          Total liabilities assumed .......         101          --
                                                -------     -------
          Net assets acquired .............      15,678      36,368
Purchase price, including acquisition costs      33,315      61,073
                                                -------     -------
Goodwill ..................................     $17,637     $24,705
                                                =======     =======

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995



Pro Forma Information

         The following unaudited pro forma information reflects the effect on the consolidated statements of operations assuming that significant acquisitions were consummated as of January 1, 1997 and 1996. This information may not be indicative of the results that would have actually been obtained if the acquisitions had occurred on such dates. Therefore, pro forma information cannot be considered indicative of future operations. The unaudited pro forma information for the years ended December 31, 1997 and 1996, is as follows (in thousands):

                                               1997            1996
                                               -----           ----
                                            (UNAUDITED)     (UNAUDITED)
          Total revenues................     $  90,090        $78,710
          Net loss......................        10,373          4,323

14. COMMITMENTS AND CONTINGENCIES

         Holdings, in the normal course of business, is party to various matters of litigation. Management is of the opinion that the eventual outcome of these matters will not have a material adverse effect on Holdings' financial position or results of operations.

15. RELATED-PARTY TRANSACTIONS

         Precept, one of Holdings' shareholders, has been engaged by Holdings to construct various theaters. During 1997, Precept was involved in the construction of two theaters and improvements to three existing theaters, and was paid approximately $14.5 million for these services. During 1996, Precept was involved in the construction of one theater and improvements to one existing theater, and was paid approximately $4.6 million for these services. No amounts were owed to Precept as of December 31, 1997. At December 31, 1996, approximately $1.2 million was owed to Precept and is included in accounts payable and accrued expenses on the accompanying balance sheet.

         At December 31, 1996, Holdings was owed approximately $615,000 by a current shareholder and consultant with Holdings, who is a former shareholder of Crown Cinema Corporation and Crown Theatre Corporation. The receivable primarily represents costs paid by Holdings for services performed prior to the acquisition of the theaters by Holdings. The receivable was collected in 1997.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES

                        December 31, 1997, 1996 and 1995




16. QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected unaudited quarterly financial data for the years ended December 31, 1997 and 1996 is as follows (in thousands):

Year Ended December 31, 1997

                                                               FIRST         SECOND         THIRD        FOURTH
                                                              QUARTER        QUARTER       QUARTER       QUARTER
                                                              -------        -------       -------       -------
Operating revenues.....................................       $ 15,965      $ 16,591       $ 22,746     $ 23,869
Operating expenses.....................................         16,925        17,527         22,503       22,677
                                                              --------      --------       --------     --------
Operating income (loss)................................           (960)         (936)           243        1,192
Interest expense, net..................................            995         1,302          2,235        2,953
                                                              --------      --------       --------     --------
          Net loss.....................................       $ (1,955)     $ (2,238)      $ (1,992)    $ (1,761)
                                                              ========      ========       ========     ========


Year Ended December 31, 1996

                                                               FIRST         SECOND         THIRD        FOURTH
                                                              QUARTER        QUARTER       QUARTER       QUARTER
                                                              -------        -------       -------       -------
Operating revenues.....................................        $ 2,716       $ 3,779        $ 4,909     $ 13,475
Operating expenses.....................................          3,161         4,181          5,006       13,203
                                                               -------       -------        -------     --------
Operating income (loss)................................           (445)         (402)           (97)         272
Interest expense, net..................................            219           218            276        1,408
                                                               -------       -------        -------     --------
          Net loss.....................................        $  (664)      $  (620)       $  (373)    $ (1,136)
                                                               =======       =======        =======     ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HOLLYWOOD THEATERS, INC.
                                                  (Registrant)



Chairman of the Board of Directors, President and    /s/
Chief Executive Officer                              ---------------------------
Dated: April 22, 1998                                Thomas W. Stephenson, Jr.



Chief Financial Officer                              /s/
Dated: April 22, 1998                                ---------------------------
                                                     James R. Featherstone


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Director                                             /s/
Dated: April 22, 1998                                ---------------------------
                                                     John G. Farmer


Director                                             /s/
Dated: April 22, 1998                                ---------------------------
                                                     Thomas L. Harrison


Director                                             /s/
Dated: April 22, 1998                                ---------------------------
                                                     Thomas G. Mendell

Director                                             /s/
Dated: April 22, 1998                                ---------------------------
                                                     Harold W. Pote

Director                                             /s/
Dated: April 22, 1998                                ---------------------------
                                                     Eric R. Wilkinson

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------

  27.1              Financial Data Schedule