Form 10-Q
period 1998-03-31
HOLLYWOOD THEATERS INC; HOLLYWOOD THEATRE HOLDINGS INC; CROWN THEATRE CORP
filed 1998-05-14
CIK 1046282, 1052050, 1052051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number

                            HOLLYWOOD THEATERS, INC.
                        HOLLYWOOD THEATER HOLDINGS, INC.
                            CROWN THEATER CORPORATION
     (Exact names of registrants as specified in their respective charters)

               Delaware                                  75-2598844
     (State or other jurisdiction                       (IRS Employer
   of incorporation or organization)                  Identification No.)

 2911 Turtle Creek Blvd., Dallas, Texas                     75219
(Address of principal executive offices)                  (Zip Code)

           Registrant's telephone number and area code: (214) 528-9500


Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Not Applicable

                            HOLLYWOOD THEATERS, INC.


                                Table of Contents

                                     PART I

Item 1 -   Financial Information

           Condensed Consolidated Balance Sheets                               3

           Condensed Consolidated Statements of Operations                     4

           Condensed Consolidated Statements of Cash Flows                     5

           Notes to Consolidated Financial Statements                          6

Item 2 -   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           8

Item 3 -   Quantitative and Qualitative Disclosures about Market Risk         12

                                     PART II

Item 1 -   Legal Proceedings                                                  13

Item 2 -   Changes in Securities and Use of Proceeds                          13

Item 3 -   Defaults upon Senior Securities                                    13

Item 4 -   Submission of Matters to a Vote of Security Holder                 13

Item 5 -   Other Information                                                  13

Item 6 -   Exhibits and Reports on Form 8-K                                   14

           Signatures                                                         16

ITEM 1 - FINANCIAL INFORMATION

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                    (in thousands, except per share amounts)


                                     ASSETS
                                                              March 31,       December 31,
                                                                1998              1997
                                                            ------------      ------------
Current assets:                                                       (UNAUDITED)
  Cash and cash equivalents ...........................     $      4,477      $      7,379
  Accounts receivable .................................            1,312             1,562
  Inventories .........................................            1,789             1,012
  Prepaid and other current assets ....................            1,326               850
  Deposits ............................................            2,547             1,593
                                                            ------------      ------------
         Total current assets .........................           11,451            12,396
                                                            ------------      ------------
Property and equipment, net ...........................          112,772           104,376
                                                            ------------      ------------
Goodwill, net .........................................           48,472            49,215
Intangible assets, net ................................           13,824            14,289
Other .................................................            3,733             3,744
                                                            ------------      ------------
         Total other assets ...........................           66,029            67,248
                                                            ------------      ------------
         Total assets .................................     $    190,252      $    184,020
                                                            ============      ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable and accrued expenses ...............     $      6,281      $     10,605
  Deferred revenue ....................................              158               158
                                                            ------------      ------------
         Total current liabilities ....................            6,439            10,763
Other liabilities:
  Long-term debt, net of current maturities ...........          123,900           110,000
  Deferred lease expenses .............................            1,291             1,158
  Deferred revenue ....................................              288               302
                                                            ------------      ------------
         Total liabilities ............................          125,479           111,460

Commitments and contingencies

Convertible Redeemable Preferred Stock,
  Series B Preferred Stock, $.01 par value,
    400,000 shares authorized  in 1998 and 1997,
    178,028 shares issued and outstanding in 1998
    and 1997, (redemption preference of $31,155) ......                2                 2
  Series C Preferred Stock, $.01 par value,
    400,000 shares authorized  in 1998 and 1997,
    84,137 shares issued and outstanding in 1998
    and 1997, (redemption preference of $16,407) ......                1                 1
  Series D Preferred Stock, $.01 par value,
    400,000 shares authorized in 1998 and 1997,
    61,826 shares issued and outstanding in 1998
    and 1997, (redemption preference of $12,054) ......                1                 1
  Additional paid-in capital ..........................           61,013            59,610

Redeemable Common Stock:
  Common Stock, 16,413 shares issued and outstanding
    in 1998 and 1997 ..................................            2,872             2,872

Stockholders' deficit:
   Common stock, $.01 par value, 1,500,000 shares
     authorized in 1998 and 1997, 103,464 shares
     issued and outstanding in 1998 and 1997 ..........                1                 1
   Additional paid-in capital .........................           15,508            15,508
   Accumulated deficit ................................          (21,064)          (16,198)
                                                            ------------      ------------
         Total stockholders' deficit ..................           (5,555)             (689)
                                                            ------------      ------------
         Total liabilities and stockholders' deficit ..     $    190,252      $    184,020
                                                            ============      ============


      The accompanying notes are an integral part of these balance sheets.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                                        1998            1997
                                                     ----------      ----------
                                                            (UNAUDITED)
Revenues:
  Admissions and other operating revenues ......     $   15,399      $   10,430
  Concessions ..................................          8,293           5,422
                                                     ----------      ----------
          Total revenues .......................         23,692          15,852
                                                     ----------      ----------
Operating expenses:
  Film rental and advertising costs ............          8,343           5,727
  Cost of concessions and other ................          1,378             853
  Theater operating expenses ...................          9,303           6,592
  General and administrative expenses ..........          1,456           1,087
  Depreciation and amortization ................          3,611           2,553
                                                     ----------      ----------
          Total operating expenses .............         24,091          16,812
                                                     ----------      ----------
Operating loss .................................           (399)           (960)
Interest expense, net ..........................          3,063             995
                                                     ----------      ----------
Net loss .......................................     $   (3,462)     $   (1,955)
                                                     ==========      ==========


    The accompanying notes are an integral part of these financial statements

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                   1998            1997
                                                                                ----------      ----------
                                                                                        (UNAUDITED)
Cash flows from operating activities:

  Net loss ................................................................     $   (3,462)     $   (1,955)

  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities :
     Depreciation and amortization ........................................          3,611           2,553

     Deferred lease expenses ..............................................            164             129

     Changes in assets and liabilities
       Increase in accounts receivable ....................................            250             138

       Increase (decrease) in prepaids and other current assets ...........           (628)            512
       Increase in inventories ............................................           (777)           (179)
       Increase in deposits ...............................................           (177)           (212)

       Decrease in deferred revenues ......................................            (14)             --

       Increase (decrease) in accounts payable and accrued expenses .......         (4,324)          2,546
                                                                                ----------      ----------

          Net cash provided by  (used in) operating activities ............         (5,357)          3,532

Cash flows from investing activities:

  Purchases of property and equipment .....................................        (10,314)         (4,977)

  Deposit for construction ................................................           (777)             --
                                                                                ----------      ----------

          Net cash used in investing activities ...........................        (11,091)         (4,977)

Cash flows from financing activities:

  Borrowings under  revolving credit facility .............................         13,900           2,000

  Payment of financing fees ...............................................           (354)           (106)
                                                                                ----------      ----------

          Net cash provided by financing activities .......................         13,546           1,894
                                                                                ----------      ----------

Net increase (decrease)  in cash and cash equivalents .....................         (2,902)            449

Cash and cash equivalents, beginning of period ............................          7,379           3,559
                                                                                ----------      ----------

Cash and cash equivalents, at end of period ...............................     $    4,477      $    4,008
                                                                                ==========      ==========

Noncash transactions:

  Stock dividend ..........................................................     $    1,403      $      634
                                                                                ==========      ==========


    The accompanying notes are an integral part of these financial statements

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (unaudited)


Note 1. Basis of Presentation

In the opinion of management, the unaudited Interim Condensed Consolidated Financial Statements of Hollywood Theater Holdings, Inc. and its subsidiaries include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly Holdings' financial position as of March 31, 1998, and the results of its operations for the three months ended March 31, 1998 and 1997. Due to the seasonality of Holdings' operations, the results of its operations for the interim periods ended March 31, 1998 and 1997, may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Holdings and the accompanying notes for the years ended December 31, 1997 and 1996. These Consolidated Financial Statements were filed with the Securities and Exchange Commission in a Special Financial Report in accordance with regulation 15(d) - Reports of Registrants Under the Securities Act of 1933.

NOTE 2. ORGANIZATION

Holdings and its wholly owned subsidiary, Hollywood Theaters, Inc., ("HTI") both Delaware corporations, were formed in June 1995 to purchase all of the outstanding shares of Trans Texas Amusements, Inc. and affiliates. Crown Theatre Corporation became a wholly owned subsidiary of HTI after it was acquired by HTI on November 1, 1996, the effective date of the purchase. Hollywood Theater Holdings, Inc., HTI, and Crown Theatre Corporation (collectively "Holdings") owned and operated 77 motion picture theaters at March 31, 1998. Holdings currently operates theaters in Idaho, Kansas, Missouri, Ohio, Oklahoma, and Texas.

NOTE 3. FINANCING ARRANGEMENTS

10 5/8% Senior Notes

In August 1997, Holdings' completed an offering of $110.0 million of senior subordinated notes (the "Offering"). The notes bear interest at 10 5/8% and are due in 2007. The notes are redeemable, in whole or in part, at the option of HTI at any time on or after August 1, 2002, at a redemption price of 105.312% in 2002, 103.542% in 2003, 101.771% in 2004, and 100% in 2005 and thereafter plus any accrued but unpaid interest. In addition, on or before August 1, 2000, Holdings' may, at its option and subject to certain requirements, use an amount equal to the net cash proceeds from one or more public equity offerings, as defined, to redeem up to an aggregate of 30% of the principal amount of the notes originally issued at a redemption price of 110.625% plus any accrued but unpaid interest. Upon a change in control of Holdings', as defined in the indenture, Holdings' will be required to make an offer to repurchase all or any part of each holder's notes at a price equal to 101% of the principal amount thereof plus interest. The notes also include restrictive covenants relative to the maintenance of financial ratios and the incurrence of additional indebtedness. Holdings used the net proceeds from the Offering to repay all of the existing indebtedness under its existing facility, to finance certain acquisitions, to fund a portion of construction and other expenses related to the 1997 theater building program, and for general corporate purposes.

Revolving Credit Facility

In conjunction with the Senior Notes offering, Holdings entered into a revolving credit facility (the "Senior Bank Facility") to fund working capital requirements and capital expenditures. The Senior Bank Facility provides for a $50.0 million revolving credit facility with a five year term, however, the total amount of available borrowings under the Senior Bank Facility may be less, based on leverage levels of Holdings. At December 31, 1997, Holdings was not in compliance with two of the thirteen financial covenants in the Senior Bank Facility. On January 7, 1998, Holdings entered into an amendment of the Senior Bank Facility amending, among other things, certain financial covenants. Borrowings under the Senior Bank Facility are conditioned upon Holdings achieving and maintaining certain financial ratios, including the stipulation that total borrowings are not to exceed 5.75 times Holdings' "trailing" twelve-month cash flow, as defined, and certain other restrictions. As of March 31, 1998, $13.9 million was borrowed under the Senior Bank Facility. Currently, a total of $19.5 million is available for borrowings and Holdings is in compliance with all financial covenants in the Senior Bank Facility.

Unless the context otherwise requires, references in this 10-Q to the "Company" includes Hollywood Theaters, Inc. and its subsidiary, Crown Theatre Corporation. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein, and the Company's Special Financial Report filed with the Securities and Exchange Commission (the "SEC") for fiscal years ended December 31, 1997 and 1996. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in the Company's markets, the availability of opportunities for expansion and competition with other forms of entertainment, as well as those discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1997 Special Financial Report.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's revenues are generated primarily from box office receipts and concession sales which constituted approximately 66% and 34% of revenues, respectively, for the quarter ended March 31, 1998. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theaters and by on-screen advertisements shown prior to each feature film. The Company's revenues are principally affected by changes in attendance and average admission and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released by distributors and, to a lesser extent, by the comfort and quality of the theater, competition, general economic conditions and population growth in the geographic markets the Company serves.

         The Company's principal costs of operations are film rentals, concessions costs and theater operating expenses, such as theater lease rentals, payroll, utilities, advertising costs and insurance.

         The Company has experienced rapid revenue growth through theater acquisitions and the development of new theaters. Since January 1997, the Company has acquired 13 theaters with 98 screens, constructed five theaters with 62 screens and exchanged six theaters with 31 screens for five theaters with 22 screens and $1.1 million in cash. The results of operations of the acquired and newly-built theaters are included in the Company's consolidated financial statements from their respective dates of acquisition or opening dates.

         The Company's admission and concession revenues are subject to seasonal fluctuations which affect all motion picture exhibitors. These fluctuations are the result of the distribution practice of the major motion picture studios, which generally release the most marketable films in the summer season from Memorial Day to Labor Day and the holiday season extending from Thanksgiving through year-end. There are other factors, however, which may affect the Company's revenues during any particular quarter, including the popularity of films released during the quarter and the availability of such popular films at the Company's theaters.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's interim condensed consolidated statement of operations (unaudited):


               For the Three Months Ended March 31, 1998 and 1997


                                                         1998           1997
Revenues:
  Admissions and other operating revenues                  65.0%          65.8%
  Concessions                                              35.0%          34.2%
                                                       --------       --------
          Total revenues                                  100.0%         100.0%
                                                       --------       --------
Operating expenses:
   Film rental and advertising costs                       35.2%          36.1%
   Cost of concessions and other                            5.8%           5.4%
   Theater operating expenses                              39.3%          41.6%
   General and administrative expenses                      6.1%           6.9%
   Depreciation and amortization                           15.2%          16.1%
                                                       --------       --------
         Total operating expenses                         101.7%         106.1%
                                                       --------       --------
Operating loss                                             (1.7%)         (6.1%)
Interest expense, net                                      12.9%           6.3%
                                                       --------       --------
 Net Income (loss)                                        (14.6%)        (12.3%)
                                                       ========       ========


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

         TOTAL REVENUES. Total revenues for the quarter ended March 31, 1998 increased by 49.5% to $23.7 million from $15.9 million in the comparable 1997 period. This increase in revenues was principally due to a 33.4% increase in attendance primarily attributable to the Company's acquisition of 13 theaters (with an aggregate of 98 screens) during the second, third and fourth quarters of 1997. Additionally, the Company constructed five all stadium-style seating theaters (with an aggregate of 62 screens), three of which opened during May 1997 and two which opened in November and December 1997.

         The average price of a ticket for the Company's first run and discount theaters was $4.46 and $1.33, respectively, during the quarter ended March 31, 1998 and $4.20 and $1.28, respectively, during the comparable 1997 period. This increase was principally due to the Company acquiring theaters during 1997 with higher average ticket prices than those previously owned and raising ticket prices per patron. Average concession sales per customer in the Company's theaters increased approximately 14.6% during the quarter ended March 31,1998, reflecting both an increase in consumption and, to a lesser extent, an increase in prices.

         DIRECT THEATER COSTS. Direct theater costs for the quarter ended March 31, 1998 increased by 44.4% to $19.0 million from $13.2 million in the comparable 1997 period. As a percentage of total revenues, direct theater costs decreased to 80.3% for the quarter ended March 31, 1998 from 83.1% in the comparable 1997 period. Film rental and advertising costs for the quarter ended March 31, 1998 increased by 45.7% to $8.3 million from $5.7 million in the comparable 1997 period. As a percentage of total revenues, film rental and advertising costs decreased to 35.2% for the quarter ended March 31, 1998 from 36.1% in the comparable 1997 period. Cost of concessions for the quarter ended March 31, 1998 increased by 61.6% to $1.4 million from $853,000 in the comparable 1997 period. As a percentage of total revenues, cost of concessions increased to 5.8% for the quarter ended March 31, 1998 from 5.4% in the comparable 1997 period. Theater operating expenses for the quarter ended March 31, 1998 increased by 41.1% to $9.3 million from $6.6 million in the comparable 1997 period. As a percentage of total revenues, theater operating expenses decreased to 39.3% for the quarter ended March 31, 1998 from 41.6% in the comparable 1997 period. Each of these dollar increases was principally due to the Company's acquisition and construction of theaters during 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended March 31, 1998 increased by 33.9% to $1.5 million from $1.1 million in the comparable 1997 period. As a percentage of total revenues, general and administrative expenses decreased to 6.1% for the quarter ended March 31, 1998 from 6.9% in the comparable 1997 period as a result of such expenses being spread over a greater number of theaters in the 1998 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the quarter ended March 31, 1998 increased by 41.4% to $3.6 million from $2.6 million in the comparable 1997 period. The increase was principally due to the Company's acquisition and construction of theaters during 1997. As a percentage of total revenues, depreciation and amortization expense decreased to 15.2% for the quarter ended March 31, 1998 from 16.1% in the comparable 1997 period.

         OPERATING LOSS. Operating loss was $399,000 for the quarter ended March 31, 1998 as compared to $960,000 in the comparable 1997 period.

         INTEREST EXPENSE, NET. Interest expense, net for the quarter ended March 31, 1998 increased by 207.9% to $3.1 million from $1.0 million in the comparable 1997 period. The increase was due to increased borrowing by the Company to finance the Company's theater construction and acquisition program and an increase in the effective interest rate on the Company's borrowings as a result of the Company's issuance of 105/8 Senior Subordinated Notes in August 1997.

         NET LOSS. The Company's net loss was $3.5 million for the quarter ended March 31, 1998 as compared to $2.0 million in the comparable 1997 period.

LIQUIDITY

         The Company's revenues are collected in cash, primarily through box office receipts and concession sales. The Company's film rentals for a given film are ordinarily paid to film distributors 15 to 45 days following receipt of admissions revenues. As a result of this timing difference, as well as the lack of significant inventory and accounts receivable, the Company has generally operated with a minimum working capital position for its ongoing theater operations.

         Cash provided by (used in) operating activities was ($5.4 million) and $3.5 million for the quarters ended March 31, 1998 and 1997, respectively. The payment of accrued interest on the Senior Notes, increased net loss and decrease in accounts payable in the first quarter of 1998 contributed to the decrease in cash provided by (used in) operating activities as compared to the first quarter of 1997.

         Cash used in investing activities was $11.1 million and $5.0 million for the quarters ended March 31,1998 and 1997, respectively. Investing activities consist of theater development and acquisition and remodeling and expansion of existing theaters. Cash provided by financing activities was $13.5 million and $1.9 million for each of the three month periods ended March 31, 1998 and 1997, respectively.

CAPITAL RESOURCES

         In February 1998, Hollywood completed an offering (the "Exchange Offering") to exchange the 105/8 Senior Subordinated Notes (the "Senior Notes"), which are registered under the Securities Act, for its then outstanding 105/8% Senior Subordinated Notes due August 1, 2007 (the "Old Notes"), which were initially offered (the "Old Notes Offering") and sold by Hollywood in August 1997. The Company did not receive any proceeds from the Exchange Offering but did receive net proceeds of approximately $105.7 million from the sale of the Old Notes. Such proceeds were used by the Company to (i) repay all of the Company's then outstanding indebtedness under its former credit facility (approximately $64.5 million at June 30, 1997), (ii) finance the acquisition of a newly-built all stadium-style seating multiplex theater in Waco, Texas (the "Waco Acquisition") and seven theaters from General Cinema Corp. of

Oklahoma, Inc. (the "Oklahoma Acquisition"), (iii) pay a portion of construction and other expenses relating to the Company's 1997 theater building program and
(iv) fund general corporate activities.

         The Company's Senior Bank Facility provides for a $50.0 million revolving credit facility; however, the total amount of available borrowings under the Senior Bank Facility may be less depending on leverage levels of the Company. At December 31, 1997, the Company was not in compliance with two of the thirteen financial covenants in the Senior Bank Facility. On January 7, 1998, the Company entered into an amendment of the Senior Bank Facility, amending, among other things, certain financial covenants. Currently, the Company is in compliance with all financial covenants contained in the Senior Bank Facility. Borrowings under the Senior Bank Facility are conditioned upon the Company achieving and maintaining certain financial ratios.

         At March 31, 1998, the Company had $123.9 million of indebtedness outstanding, $13.9 million of which was senior indebtedness outstanding under the Senior Bank Facility. Amounts outstanding under the Senior Bank Facility bear interest, at the option of the Company, at either (i) the Eurodollar Rate (as defined therein) or (ii) the Base Rate (as defined therein), as the case may be, plus the Applicable Margin (as defined therein). At March 31, 1998, the applicable interest rate was 8.69%. Based on the Company's current financial condition, the Company believes it has the ability to borrow up to an additional $19.5 million under the Senior Bank Facility.

CAPITAL REQUIREMENTS

         Since January 1997, the Company acquired 13 theaters with 98 screens, opened five newly built theaters with 62 screens and exchanged six theaters with 31 screens for five theaters with 22 screens and $1.1 million in cash. The Company's capital expenditures in connection with such acquisitions and theater development in 1997 and early 1998 were approximately $103.0 million. The Company funded these capital expenditures through cash flow from operations, borrowings under the Senior Bank Facility, the proceeds of the Old Notes Offering and the proceeds from the issuance of Common Stock and Preferred Stock by Holdings.

         The Company's capital requirements arise principally in connection with new theater openings and acquisitions of existing theaters and theater circuits. The Company's expects to fund these capital expenditures through cash flow from operations, borrowings under the Senior Bank Facility, and proceeds from the issuance of common stock and preferred stock by Hollywood Theater Holdings, Inc., Hollywood's parent company. At March 31, 1998, the Company had two all stadium-seating theaters with 23 screens under construction. Additionally, the Company is adding four stadium auditoriums to one existing theater and adding five stadium auditoriums and converting three auditoriums into stadium seating at another theater. The Company's capital expenditures in connection with such theater development at March 31, 1998, was $9.9 million and the Company expects to spend $18.3 million completing these projects in the second quarter of 1998. The Company intends to continue its expansion over the next several years. Any future theater development and future acquisitions may require financing in addition to cash generated from operations and future borrowings under the Senior Bank Facility. There can be no assurances that such additional financing will be available to the Company on acceptable terms or at all.

         Based upon the Company's current level of operations and anticipated growth, management believes that cash flow from operations, together with available borrowings under the Senior Bank Facility, will be adequate to meet the Company's requirements for working capital, capital expenditures, scheduled lease payments and scheduled payments of interest on its indebtedness, including the senior subordinated notes during 1998. However, the Company's business may not generate sufficient cash flow from operations and future borrowings may not be available under the Senior Bank Facility in an amount sufficient to enable the Company to service its indebtedness, including the senior subordinated notes, or make anticipated capital expenditures. Furthermore, the Company's theater development program and future acquisitions may require financing sources in addition to cash generated from operations and future borrowings under the Senior Bank Facility. There can be no assurances that such additional financing will be available to the Company on acceptable terms or at all.

YEAR 2000 IMPACT

         The Company has initiated a review of its internal information systems for Year 2000 transition problems and has purchased and installed new accounting software that it believes to be Year 2000 compliant. Other internal computer systems of the Company have not been fully evaluated, but the Company has initiated a task force to evaluate these systems. The Company has not extensively investigated the Year 2000 compliance of its customers, suppliers and other third parties with whom it does business, but has initiated discussions with its significant suppliers to determine the extent to which their failure to correct their own Year 2000 issues could affect the Company. Compliance by such third parties is voluntary and the Company cannot guarantee that any Year 2000 problems in other companies' systems, on which the Company relies, will be resolved in a timely manner. The Company cannot guarantee that other companies' failure to resolve such problems, or resolutions incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                                     PART II
ITEM 1 - LEGAL PROCEEDINGS

         From time to time the Company is involved in legal proceedings arising from the ordinary course of its business operations. The Company does not believe that the resolution of these proceedings will have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 7 1998, Hollywood's Registration Statement on Form S-4 (File No. 333-36763) became effective relating to an offering (the "Exchange Offering") to exchange 105/8 Senior Subordinated Notes (which are registered under the Securities Act) for its then outstanding 105/8% Senior Subordinated Notes due August 1, 2007 (the "Old Notes"), which were initially offered (the "Old Notes Offering") and sold by Hollywood in August 1997. The managing underwriter of the Old Notes Offering was Goldman, Sachs & Co. The Company closed the Exchange Offering on March 5, 1998. The Company did not receive any proceeds from the Exchange Offering but did receive net proceeds of approximately $105.7 million from the sale of the Old Notes. Such proceeds were used by the Company to (i) repay all of the Company's then outstanding indebtedness under its former credit facility (approximately $64.5 million at June 30, 1997), (ii) finance the Waco Acquisition and Oklahoma Acquisition ($11.6 million and $15.8 million, respectively), (iii) pay a portion of construction and other expenses relating to the Company's 1997 theater building program and (iv) fund general corporate activities.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Not Applicable

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER       DESCRIPTION
     ------       -----------
        *3.1      Amended and Restated Certificate of Incorporation of Hollywood Theaters, Inc.
        *3.2      Restated Certificate of Incorporation of Hollywood Theater Holdings, Inc.
        *3.3      Articles of Incorporation of Crown Theatre Corporation
        *3.4      By-laws of Hollywood Theaters, Inc.
        *3.5      By-laws of Hollywood Theater Holdings, Inc.
        *3.6      By-laws of Crown Theatre Corporation
        *4.1      Indenture dated as of August 7, 1997 between Hollywood Theaters, Inc., Hollywood Theater
                  Holdings, Inc. and Crown Theater Corporation and U.S. Trust Company of Texas, N.A.
        *4.2      Exchange and Registration Rights Agreement, dated a of August 7, 1997 among Hollywood
                  Theaters, Inc., Hollywood Theaters Holdings, Inc., Goldman, Sachs, & Co., and BancAmerica
                  Securities Inc.
        *4.3      Second Amendment to Registration Rights Agreement, date as of December 17, 1997 by and between Hollywood Theater Holdings, Inc. and The Beacon Group III - Focus Value Fund, L.P.,
                  as amended.
        *4.4      Second Amendment to Registration Rights Agreement, dated as of December 17, 1997, by and among Hollywood Theater Holdings, Inc., Stratford Capital Partners, L.P. and Precept Investors,
                  inc.
        *4.5      Registration Rights Agreement, dated as of November 1, 1996, by and between Hollywood
                  Theater Holdings, Inc. and Richard M. Durwood Revocable Trust.
        *4.6      First Amendment to Registration Rights Agreement, date as of December 17, 1997, by and among
                  Hollywood Theater Holdings, Inc., Hoak Communications Partners, L.P., HCP Capital Fund, L.P.
                  and HCP 1997 Authorized Employee Fund
        *4.7      Amended and Restated Agreement with respect to Registration
                  Rights, dated as of May 13, 1997, by and among Hollywood
                  Theater Holdings, Inc., Stratford Capital Partners, L.P.,
                  Precept Investors, Inc., The Beacon Group III - Focus Value
                  Fund, L.P., Hoak Communications Partners, L.P., HCP Capital
                  Fund, L.P. and HCP 1997 Authorized Employee Fund, L.P.
       *10.1      Purchase Agreement, dated as of July 31, 1997, by and among
                  Hollywood Theaters, Inc., Hollywood Theater Holdings, Inc.,
                  Crown Theater Corporation and Goldman, Sachs, and Co.
       *10.2      Amended and Restated Credit Agreement, dated as of August 7, 1997, among Hollywood Theater
                  Holdings, Inc., Hollywood Theaters, Inc., and Bank of America National Trust and Savings
                  Associations.
       *10.3      Amended and Restated Shareholders' and Voting Agreement, dated as of December 17, 1997, by and among Hollywood Theater
                  Holdings, Inc., The Beacon Group III - Focus Value Fund, L.P.,
                  Stratford Capital Partners, L.P., Hoak Communications
                  Partners, L.P., HCP Capital Fund, L.P., and HCP 1997
                  Authorized Employee Fund, L.P.
       *10.4      Purchase and Assignment Agreement, dated as of July 25, 1997, between General Cinema Corp.
                  of Oklahoma, Inc. and Hollywood Theaters, Inc., as amended by Amendment No. 1 to Purchase and Assignment Agreement, dated as of July 30, 1997, between General Cinema Corp. of
                  Oklahoma, Inc. and Hollywood Theaters, Inc.
       *10.5      Agreement of Purchase and Sale, dated as of July 22, 1996, by and among United Artists Theatre
                  Circuit, Inc., United Artists Properties I Corp., Resort Amusement Corporation and Hollywood
                  Theaters, Inc. as amended.
       *10.6      Asset and Stock Purchase Agreement, dated as of August 26, 1996, between Crown Cinema
                  Corporation, Crown Theatre Corporation, Hollywood Theaters, Inc., and Hollywood Theater
                  Holdings, Inc., as amended.

       *10.7      Asset Purchase Agreement, dated as of August 19, 1997, between Dickinson, Inc. and Hollywood
                  Theaters, Inc.
       *10.8      Employment Agreement, dated as of October 1, 1996, between Hollywood Theaters, Inc. and
                  Thomas W. Stephenson, Jr.
       *10.9      Employment Agreement, dated as of October 1, 1996, between Hollywood Theaters, Inc. and
                  James R. Featherstone.
      *10.10      Employment Agreement, dated as of October 1, 1996, between Hollywood Theaters, Inc. and
                  Robert E. Painter.
      *10.11      Hollywood Theaters, Inc. Savings and Profit Sharing Plan, as amended and restated.
      *10.12      Hollywood Theater Holdings, Inc. 1996 Stock Option and Award Plan, dated December 15, 1996, as amended.
      *10.13      Hollywood Theaters, Inc. 401(k) Savings Plan, as amended.
      *10.14      Indemnification Agreement, dated as of May 15, 1996, by and between Hollywood Theaters, Inc.,
                  Hollywood Theater Holdings, Inc., and Thomas W. Stephenson, Jr.
      *10.15      Third Amendment to Amended and Restated Credit Agreement, dated January 7, 1998, among
                  Hollywood Theater Holdings, Inc., Hollywood Theaters, Inc., and Bank of America National
                  Trust and Savings Association.
      *24.1       Power of Attorney

       27         Financial Data Schedule


* - Incorporated by reference to Hollywood Theaters, Inc.'s Registration Statement on Form S-4 (File No. 333- 36763), dated February 4, 1998.


REPORTS ON FORM 8-K

     None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOLLYWOOD THEATERS, INC. AND SUBSIDIARIES




Date: 5/14/98                          /s/ Thomas W. Stephenson, Jr.
      -------                          -----------------------------------------
                                       Thomas W. Stephenson, Jr.
                                       Chief Executive Officer




Date: 5/14/98                          /s/ James R. Featherstone
      -------                          -----------------------------------------
                                       James R. Featherstone
                                       Chief Financial Officer

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER       DESCRIPTION
     ------       -----------
        *3.1      Amended and Restated Certificate of Incorporation of Hollywood Theaters, Inc.
        *3.2      Restated Certificate of Incorporation of Hollywood Theater Holdings, Inc.
        *3.3      Articles of Incorporation of Crown Theatre Corporation
        *3.4      By-laws of Hollywood Theaters, Inc.
        *3.5      By-laws of Hollywood Theater Holdings, Inc.
        *3.6      By-laws of Crown Theatre Corporation
        *4.1      Indenture dated as of August 7, 1997 between Hollywood Theaters, Inc., Hollywood Theater
                  Holdings, Inc. and Crown Theater Corporation and U.S. Trust Company of Texas, N.A.
        *4.2      Exchange and Registration Rights Agreement, dated a of August 7, 1997 among Hollywood
                  Theaters, Inc., Hollywood Theaters Holdings, Inc., Goldman, Sachs, & Co., and BancAmerica
                  Securities Inc.
        *4.3      Second Amendment to Registration Rights Agreement, date as of December 17, 1997 by and between Hollywood Theater Holdings, Inc. and The Beacon Group III - Focus Value Fund, L.P.,
                  as amended.
        *4.4      Second Amendment to Registration Rights Agreement, dated as of December 17, 1997, by and among Hollywood Theater Holdings, Inc., Stratford Capital Partners, L.P. and Precept Investors,
                  inc.
        *4.5      Registration Rights Agreement, dated as of November 1, 1996, by and between Hollywood
                  Theater Holdings, Inc. and Richard M. Durwood Revocable Trust.
        *4.6      First Amendment to Registration Rights Agreement, date as of December 17, 1997, by and among
                  Hollywood Theater Holdings, Inc., Hoak Communications Partners, L.P., HCP Capital Fund, L.P.
                  and HCP 1997 Authorized Employee Fund
        *4.7      Amended and Restated Agreement with respect to Registration
                  Rights, dated as of May 13, 1997, by and among Hollywood
                  Theater Holdings, Inc., Stratford Capital Partners, L.P.,
                  Precept Investors, Inc., The Beacon Group III - Focus Value
                  Fund, L.P., Hoak Communications Partners, L.P., HCP Capital
                  Fund, L.P. and HCP 1997 Authorized Employee Fund, L.P.
       *10.1      Purchase Agreement, dated as of July 31, 1997, by and among
                  Hollywood Theaters, Inc., Hollywood Theater Holdings, Inc.,
                  Crown Theater Corporation and Goldman, Sachs, and Co.
       *10.2      Amended and Restated Credit Agreement, dated as of August 7, 1997, among Hollywood Theater
                  Holdings, Inc., Hollywood Theaters, Inc., and Bank of America National Trust and Savings
                  Associations.
       *10.3      Amended and Restated Shareholders' and Voting Agreement, dated as of December 17, 1997, by and among Hollywood Theater
                  Holdings, Inc., The Beacon Group III - Focus Value Fund, L.P.,
                  Stratford Capital Partners, L.P., Hoak Communications
                  Partners, L.P., HCP Capital Fund, L.P., and HCP 1997
                  Authorized Employee Fund, L.P.
       *10.4      Purchase and Assignment Agreement, dated as of July 25, 1997, between General Cinema Corp.
                  of Oklahoma, Inc. and Hollywood Theaters, Inc., as amended by Amendment No. 1 to Purchase and Assignment Agreement, dated as of July 30, 1997, between General Cinema Corp. of
                  Oklahoma, Inc. and Hollywood Theaters, Inc.
       *10.5      Agreement of Purchase and Sale, dated as of July 22, 1996, by and among United Artists Theatre
                  Circuit, Inc., United Artists Properties I Corp., Resort Amusement Corporation and Hollywood
                  Theaters, Inc. as amended.
       *10.6      Asset and Stock Purchase Agreement, dated as of August 26, 1996, between Crown Cinema
                  Corporation, Crown Theatre Corporation, Hollywood Theaters, Inc., and Hollywood Theater
                  Holdings, Inc., as amended.

       *10.7      Asset Purchase Agreement, dated as of August 19, 1997, between Dickinson, Inc. and Hollywood
                  Theaters, Inc.
       *10.8      Employment Agreement, dated as of October 1, 1996, between Hollywood Theaters, Inc. and
                  Thomas W. Stephenson, Jr.
       *10.9      Employment Agreement, dated as of October 1, 1996, between Hollywood Theaters, Inc. and
                  James R. Featherstone.
      *10.10      Employment Agreement, dated as of October 1, 1996, between Hollywood Theaters, Inc. and
                  Robert E. Painter.
      *10.11      Hollywood Theaters, Inc. Savings and Profit Sharing Plan, as amended and restated.
      *10.12      Hollywood Theater Holdings, Inc. 1996 Stock Option and Award Plan, dated December 15, 1996, as amended.
      *10.13      Hollywood Theaters, Inc. 401(k) Savings Plan, as amended.
      *10.14      Indemnification Agreement, dated as of May 15, 1996, by and between Hollywood Theaters, Inc.,
                  Hollywood Theater Holdings, Inc., and Thomas W. Stephenson, Jr.
      *10.15      Third Amendment to Amended and Restated Credit Agreement, dated January 7, 1998, among
                  Hollywood Theater Holdings, Inc., Hollywood Theaters, Inc., and Bank of America National
                  Trust and Savings Association.
      *24.1       Power of Attorney

       27         Financial Data Schedule


* - Incorporated by reference to Hollywood Theaters, Inc.'s Registration Statement on Form S-4 (File No. 333- 36763), dated February 4, 1998.


REPORTS ON FORM 8-K

     None.