Form 10-Q
period 1998-06-30
HOLLYWOOD THEATERS INC; HOLLYWOOD THEATRE HOLDINGS INC; CROWN THEATRE CORP
filed 1998-08-14
CIK 1046282, 1052050, 1052051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission File Number

                            HOLLYWOOD THEATERS, INC.
                        HOLLYWOOD THEATER HOLDINGS, INC.
                            CROWN THEATER CORPORATION
     (Exact names of registrants as specified in their respective charters)

Delaware                                                  75-2598844
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

2911 Turtle Creek Blvd., Dallas, Texas                    75219
(Address of principal executive offices)                (Zip Code)

           Registrant's telephone number and area code: (214) 528-9500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Not Applicable

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES


                                Table of Contents

                                     PART I
Item 1 - Financial Information

                  Consolidated Balance Sheets                                 3

                  Consolidated Statements of Operations                       4

                  Consolidated Statements of Cash Flows                       5

                  Notes to Consolidated Financial Statements                  6

Item 2 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                       8

Item 3 - Quantitative and Qualitative Disclosures about Market Risk          13


                                     PART II

Item 1 - Legal Proceedings                                                   14

Item 2 - Changes in Securities and Use of Proceeds                           14

Item 3 - Defaults upon Senior Securities                                     14

Item 4 - Submission of Matters to a Vote of Security-Holders                 14

Item 5 - Other Information                                                   14

Item 6 - Exhibits and Reports on Form 8-K                                    15

         Signatures                                                          17

ITEM 1 - FINANCIAL INFORMATION
                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                                                                                         June 30,   December 31,
                                                                                                           1998        1997
                                                                                                        ---------    ---------
                                                                                                       (UNAUDITED)   (AUDITED)
Current assets:
  Cash and cash equivalents .........................................................................   $   6,773    $   7,379
  Accounts receivable ...............................................................................       1,078        1,562
  Inventories .......................................................................................       2,288        1,012
  Prepaid and other current assets, net .............................................................       3,056          850
  Deposits ..........................................................................................       1,933        1,593
                                                                                                        ---------    ---------
             Total current assets                                                                          15,128       12,396
                                                                                                        ---------    ---------
Property and Equipment, net .........................................................................     127,714      104,376
                                                                                                        ---------    ---------
Goodwill, net .......................................................................................      47,722       49,215
Intangible assets, net ..............................................................................      13,068       14,289
Other ...............................................................................................       3,701        3,744
                                                                                                        ---------    ---------
         Total other assets .........................................................................      64,491       67,248
                                                                                                        ---------    ---------
         Total assets ...............................................................................   $ 207,333    $ 184,020
                                                                                                        =========    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses .............................................................   $   8,649    $  10,605
  Deferred revenue ..................................................................................         158          158
                                                                                                        ---------    ---------
         Total current liabilities ..................................................................       8,807       10,763
Other liabilities:
  Long-term debt ....................................................................................     143,000      110,000
  Deferred lease expenses ...........................................................................       1,423        1,158
  Deferred revenue ..................................................................................         189          302
                                                                                                        ---------    ---------
         Total liabilities ..........................................................................     153,419      122,223

Commitments and contingencies

Convertible Redeemable Preferred Stock,
  Series B Preferred Stock, $.01 par value, 400,000 shares authorized in 1998 and 1997,
   177,995 and 178,028 shares issued and outstanding at June 30, 1998 and December 31, 1997,
   respectively, (redemption preference of $31,149) .................................................           2            2
  Series C Preferred Stock, $.01 par value, 400,000 shares authorized in 1998 and 1997,
    84,137 shares issued and outstanding at June 30, 1998 and December 31, 1997, (redemption
    preference of $16,407) ..........................................................................           1            1
  Series D Preferred Stock, $.01 par value, 400,000 shares authorized in 1998 and 1997, 61,826 shares issued and outstanding at June 30, 1998 and December 31, 1997, (redemption preference
    of $12,054) .....................................................................................           1            1
  Additional paid-in capital ........................................................................      62,410       59,610

Redeemable Common Stock:
  Common Stock, 16,413 shares issued and outstanding at June 30, 1998 and December 31, 1997 .........          --           --

  Additional paid-in capital ........................................................................       2,872        2,872

Stockholders' deficit:
  Common stock, $.01 par value, 1,500,000  shares  authorized in 1998 and 1997, 103,659 and
   103,464 shares issued and outstanding at June 30, 1998 and December 31, 1997, respectively .......           1            1
   Additional paid-in capital .......................................................................      15,552       15,508
   Accumulated deficit ..............................................................................     (26,925)     (16,198)
                                                                                                        ---------    ---------
      Total stockholders' deficit ...................................................................     (11,372)        (689)
                                                                                                        ---------    ---------
      Total liabilities and stockholders' deficit ...................................................   $ 207,333    $ 184,020
                                                                                                        =========    =========

      The accompanying notes are an integral part of these balance sheets.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                             THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                             --------------------------      ------------------------
                                                  1998        1997               1998         1997
                                                  ----        ----               ----         ----
                                                     (UNAUDITED)                    (UNAUDITED)
Revenues:
  Admissions and other operating revenues ...   $ 15,533    $ 10,747           $ 30,932    $ 21,177
  Concessions ...............................      8,231       5,694             16,524      11,116
                                                --------    --------           --------    --------
          Total revenues ....................     23,764      16,441             47,456      32,293
                                                --------    --------           --------    --------
Operating expenses:
  Film rental and advertising costs .........      8,452       5,717             16,795      11,444
  Cost of concessions .......................      1,371         901              2,749       1,754
  Theater operating expenses ................      9,843       7,083             19,146      13,675
  General and administrative expenses .......      1,341       1,271              2,797       2,358
  Depreciation and amortization .............      3,932       2,405              7,543       4,958
                                                --------    --------           --------    --------
          Total operating expenses ..........     24,939      17,377             49,030      34,189
                                                --------    --------           --------    --------
Operating loss ..............................     (1,175)       (936)            (1,574)     (1,896)
Interest expense, net .......................      3,278       1,302              6,341       2,297
                                                --------    --------           --------    --------
Net loss ....................................   $ (4,453)   $ (2,238)          $ (7,915)   $ (4,193)
                                                ========    ========           ========    ========

    The accompanying notes are an integral part of these financial statements

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                               1998        1997
                                                                             --------    --------
                                                                                  (UNAUDITED)
Cash flows from operating activities:
      Net loss ...........................................................   $ (7,915)   $ (4,193)

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ......................................      7,543       4,958
      Deferred lease expenses ............................................        327         296

Changes in assets and liabilities:
       Decrease (increase) in accounts receivable ........................        484         (47)
       Increase in prepaids and other current assets .....................     (2,535)       (468)
       Increase in inventories ...........................................     (1,276)       (288)
       Increase in deposits ..............................................       (340)       (631)
       Decrease in deferred revenues .....................................       (113)         --
       Decrease in accounts payable and accrued expenses .................     (1,859)        (39)
                                                                             --------    --------
           Net cash used in operating activities .........................     (5,684)       (412)

Cash flows from investing activities:
       Payments made for theater construction and purchases of property
         and equipment ...................................................    (27,464)    (27,141)
       Payments for business acquisitions net of cash acquired ...........         --     (11,952)
                                                                             --------    --------
           Net cash used in investing activities .........................    (27,464)    (39,093)

Cash flows from financing activities:
       Borrowings under revolving credit facility ........................     33,000      17,800
       Proceeds from issuance of stock ...................................         --      23,517
       Payment of financing fees .........................................       (392)       (473)
       Repurchase of preferred and common stock ..........................        (66)         --
       Repayment of capital lease obligations ............................         --         (20)
                                                                             --------    --------
           Net cash provided by financing activities .....................     32,542      40,824
                                                                             --------    --------

Net increase (decrease) in cash and cash equivalents .....................       (606)      1,319

Cash and cash equivalents, beginning of period ...........................      7,379       3,559
                                                                             --------    --------

Cash and cash equivalents, at end of period ..............................   $  6,773    $  4,878
                                                                             ========    ========

Noncash transactions:
       Preferred stock dividend ..........................................   $  2,805    $  1,517
                                                                             ========    ========
       Issuance of common stock ..........................................   $     97    $     --
                                                                             ========    ========


   The accompanying notes are an integral part of these financial statements.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         In the opinion of management, the unaudited Interim Consolidated Financial Statements of Hollywood Theater Holdings, Inc. ("Holdings") and its subsidiaries include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly Holdings' financial position as of June 30, 1998, and the results of its operations for the three month and six month periods ended June 30, 1998 and 1997. Due to the seasonality of Holdings' operations, the results of its operations for the interim periods ended June 30, 1998 and 1997, may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Holdings and the accompanying notes for the years ended December 31, 1997 and 1996. These Consolidated Financial Statements were filed with the Securities and Exchange Commission in a Special Financial Report in accordance with regulation 15(d) - Reports of Registrants Under the Securities Act of 1933.

NOTE 2. ORGANIZATION

         Holdings and its wholly owned subsidiary, Hollywood Theaters, Inc., ("HTI") both Delaware corporations, were formed in June 1995 to purchase all of the outstanding shares of Trans Texas Amusements, Inc. and affiliates. Crown Theatre Corporation ("CTC") became a wholly owned subsidiary of HTI after it was acquired by HTI on November 1, 1996, the effective date of the purchase. Holdings, HTI, and CTC (collectively "The Company") owned and operated 77 motion picture theaters with 474 screens at June 30, 1998. Holdings currently operates theaters in Idaho, Kansas, Missouri, Ohio, Oklahoma, and Texas.

NOTE 3. FINANCING ARRANGEMENTS

10 5/8% Senior Notes

         In August 1997 the Company completed an offering of $110.0 million of senior subordinated notes (the "Offering"). The notes bear interest at 10 5/8% and are due in 2007. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after August 1, 2002, at a redemption price of 105.312% in 2002, 103.542% in 2003, 101.771% in 2004, and 100% in 2005
and thereafter plus any accrued but unpaid interest. In addition, on or before August 1, 2000, the Company may, at its option and subject to certain requirements, use an amount equal to the net cash proceeds from one or more public equity offerings, as defined, to redeem up to an aggregate of 30% of the principal amount of the notes originally issued at a redemption price of 110.625% plus any accrued but unpaid interest. Upon a change in control of the Company, as defined in the indenture, the Company will be required to make an offer to repurchase all or any part of each holder's notes at a price equal to 101% of the principal amount thereof plus interest. The notes also include restrictive covenants relative to the maintenance of financial ratios and the incurrence of additional indebtedness. The Company used the net proceeds from the Offering to repay all of the existing indebtedness under its existing facility, to finance certain acquisitions, to fund a portion of construction and other expenses related to the 1997 theater building program, and for general corporate purposes.

Revolving Credit Facility

         In conjunction with the Senior Notes offering, the Company entered into a revolving credit facility (the "Senior Bank Facility") to fund working capital requirements and capital expenditures. The Senior Bank Facility provides for a $50.0 million revolving credit facility with a five year term, however, the total amount of available borrowings under the Senior Bank
Facility may be less, based on leverage levels of the Company. At December 31, 1997, the Company was not in compliance with two of the thirteen financial covenants in the Senior Bank Facility. On January 7, 1998, the Company entered into an amendment of the Senior Bank Facility amending, among other things, certain financial covenants. Borrowings under the Senior Bank Facility are conditioned upon the Company achieving and maintaining certain financial ratios, including the stipulation that total borrowings are not to exceed 5.75 times the Company's "trailing" twelve-month cash flow, as defined, and certain other restrictions. As of June 30, 1998, $33.0 million was borrowed under the Senior Bank Facility. Although the Company was in compliance with all financial covenants at June 30, 1998 the Company requested and has received a waiver from the bank to permit continued compliance with certain of the financial covenants in the Senior Bank Facility. The terms of such waiver include a requirement that the Company seek additional equity before October 31, 1998.

         Unless the context otherwise requires, references in this 10-Q to the "Company" includes Hollywood Theaters, Inc.("HTI") and its subsidiary, Crown Theatre Corporation ("CTC"). The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial information included herein, and the Company's Special Financial Report filed with the Securities and Exchange Commission (the "SEC") for fiscal years ended December 31, 1997 and 1996. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve a number of risks and uncertainties. Factors which could cause the Company's actual results in future periods to differ materially include, but are not limited to, the availability of suitable motion pictures for exhibition in the Company's markets, the availability of opportunities for expansion and competition with other forms of entertainment, as well as those discussed or identified from time to time in the Company's filings with the SEC, including, but not limited to, the Company's 1997 Special Financial Report.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's revenues are generated primarily from box office receipts and concession sales which constituted approximately 64% and 35% of revenues, respectively, for the quarters ended June 30, 1998 and 1997 and 64% and 34% respectively, for the year ended December 31, 1997. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theaters and by on-screen advertisements shown prior to each feature film. The Company's revenues are principally affected by changes in attendance and average admission and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released by distributors and, to a lesser extent, by the comfort and quality of the theater, competition, general economic conditions and population growth in the geographic markets the Company serves.

         The Company's principal costs of operations are film rentals, concessions costs and theater operating expenses, such as theater lease rentals, payroll, utilities, advertising costs and insurance.

         The Company has experienced rapid revenue growth through theater acquisitions and the construction of new theaters. Since January 1997, the Company has acquired 13 theaters with 98 screens, constructed six theaters with 73 screens, added 13 screens to existing theaters, closed 13 theaters with 38 screens and swapped six theaters with 31 screens for five theaters with 22 screens and $1.1 million in cash. The results of operations of the acquired and newly-built theaters are included in the Company's consolidated financial statements from their respective dates of acquisition or opening dates.

         Currently, the Company operates 77 theaters with 479 screens. These are composed of eight stadium-style theaters with an aggregate of 103 screens, 50 first run theaters with an aggregate of 280 screens, and 19 discount theaters (theaters that exhibit second run movies and charge lower admission prices) with an aggregate of 96 screens. In comparison, at the end of 1997 the Company operated 81 theaters with 469 screens. These were composed of seven stadium-style theaters with 80 screens, 53 first run theaters with an aggregate of 288 screens, and 21 discount theaters with an aggregate of 101 screens.

         The Company's admission and concession revenues are subject to seasonal fluctuations which affect all motion picture exhibitors. These fluctuations are the result of the distribution practice of the major motion picture studios, which have historically concentrated the release of the most marketable films in the summer season from Memorial Day to Labor Day and the holiday season extending from Thanksgiving through year-end. There are other factors, however, which may affect the Company's revenues during any particular quarter, including the popularity of films released during the quarter and the availability of such popular films at the Company's theaters.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's interim condensed consolidated statement of operations (unaudited):

                                                  THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                                  --------------------------  ------------------------
                                                       1998      1997             1998       1997
                                                      -----     -----            -----     -----
Revenues:
  Admissions and other operating revenues ...          65.4%     65.4%            65.2%     65.6%
  Concessions ...............................          34.6%     34.6%            34.8%     34.4%
                                                      -----     -----            -----     -----
          Total revenues ....................         100.0%    100.0%           100.0%    100.0%
                                                      -----     -----            -----     -----
Operating expenses:
  Film rental and advertising costs .........          35.6%     34.8%            35.4%     35.5%
  Cost of concessions and other .............           5.8%      5.5%             5.8%      5.4%
  Theater operating expenses ................          41.4%     43.1%            40.3%     42.3%
  General and administrative expenses .......           5.6%      7.7%             5.9%      7.3%
  Depreciation and amortization .............          16.5%     14.6%            15.9%     15.4%
                                                      -----     -----            -----     -----
          Total operating expenses ..........         104.9%    105.7%           103.3%    105.9%
                                                      -----     -----            -----     -----
Operating loss ..............................          (4.9%)    (5.7%)           (3.3%)    (5.9%)
Interest expense, net .......................          13.8%      7.9%            13.4%      7.1%
                                                      -----     -----            -----     -----
Net loss ....................................         (18.7%)   (13.6%)          (16.7%)   (13.0%)
                                                      =====     =====            =====     =====


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

         TOTAL REVENUES. Total revenues for the quarter ended June 30, 1998 increased by 44.5% to $23.8 million from $16.4 million in the comparable 1997 period. This increase in revenues was principally due to a 28.9% increase in attendance primarily attributable to the Company's acquisition of 13 theaters with 98 screens, the construction of six theaters with 73 screens and the addition of 13 screens to existing theaters during 1997 and the first half of 1998.

         The average price of a ticket for the Company's first run and discount theaters was $4.46 and $1.33, respectively, during the quarter ended June 30, 1998 and $4.37 and $1.20, respectively, during the comparable 1997 period. This increase was principally due to a change in the mix of theaters (increased number of all stadium-style-seating theaters that generate higher revenues per patron) operated by the Company, raising ticket prices and acquiring theaters with higher average ticket prices than those previously owned. The average concession sales per customer for the Company's first run and discount theaters was $2.22 and $1.59, respectively, during the quarter ended June 30, 1998 and $2.06 and $1.44, respectively, during the comparable 1997 period. Average concession sales per customer in the Company's theaters increased approximately 12.1% during the quarter ended June 30,1998, reflecting both an increase in consumption and, to a lesser extent, an increase in prices.

         DIRECT THEATER COSTS. Direct theater costs (which includes film rental and advertising costs, cost of concessions, and theater operating expenses), for the quarter ended June 30, 1998 increased by 43.5% to $19.7 million from $13.7 million in the comparable 1997 period. As a percentage of total revenues, direct theater costs decreased to 82.8% for the quarter ended June 30, 1998 from 83.3% in the comparable 1997 period. Film rental and advertising costs for the quarter ended June 30, 1998 increased by 47.8% to $8.5 million from $5.7 million in the comparable 1997 period. As a percentage of total revenues, film rental and advertising costs increased to 35.6% for the quarter ended June 30, 1998 from 34.8% in the comparable 1997 period. Cost of concessions for the quarter ended June 30, 1998 increased by 52.1% to $1.4 million from $901,000 in the comparable 1997 period. As a percentage of total revenues, cost of concessions increased to 5.8% for the quarter ended June 30, 1998 from 5.5% in the comparable 1997 period. Theater operating expenses for the quarter ended June 30, 1998 increased by 39.0% to $9.8 million from $7.1 million in the comparable 1997 period. As a percentage of total revenues, theater operating expenses decreased to 41.4% for the quarter ended June 30, 1998 from 43.1% in the comparable 1997 period. Each of these dollar increases was principally due to the Company's acquisition and construction of theaters during 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended June 30, 1998 increased by 5.5% to $1.4 million from $1.3 million in the comparable 1997 period. As a percentage of total revenues, general and administrative expenses decreased to 5.6% for the quarter ended June 30, 1998 from 7.7% in the comparable 1997 period as a result of such expenses being spread over a greater number of theaters in the 1998 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the quarter ended June 30, 1998 increased by 63.5% to $3.9 million from $2.4 million in the comparable 1997 period. The increase was principally due to the Company's acquisition and construction of theaters during 1997. As a percentage of total revenues, depreciation and amortization expense increased to 16.5% for the quarter ended June 30, 1998 from 14.6% in the comparable 1997 period.

         OPERATING LOSS. Operating loss was $1.2 million for the quarter ended June 30, 1998 as compared to $936,000 in the comparable 1997 period.

         INTEREST EXPENSE, NET. Interest expense, net for the quarter ended June 30, 1998 increased by 151.8% to $3.3 million from $1.3 million in the comparable 1997 period. The increase was due to increased borrowings by the Company to finance the Company's theater construction program and an increase in the effective interest rate on the Company's borrowings as a result of the Company's issuance of 10 5/8% Senior Subordinated Notes in August 1997.

         NET LOSS. The Company's net loss was $4.5 million for the quarter ended June 30, 1998 as compared to $2.2 million in the comparable 1997 period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

         TOTAL REVENUES. Total revenues for the six months ended June 30, 1998 increased by 47.0% to $47.5 million from $32.3 million in the comparable 1997 period. This increase in revenues was principally due to a 31.1% increase in attendance primarily attributable to the Company's acquisition of 13 theaters with 98 screens, the construction of six theaters with 73 screens and the addition of 13 screens to existing theaters during 1997 and the first half of 1998.

         The average price of a ticket for the Company's first run and discount theaters was $4.46 and $1.33, respectively, during the six months ended June 30, 1998 and $4.28 and $1.24, respectively, during the comparable 1997 period. This increase was principally due to a change in the mix of theaters (increased number of all stadium-style-seating theaters that generate higher revenues per patron), operated by the Company, raising ticket prices and acquiring theaters with higher average ticket prices than those previously owned. The average concession sales per customer for the Company's first run and discount theaters was $2.19 and $1.60, respectively, during the six months ended June 30, 1998 and $1.97 and $1.46, respectively, during the comparable 1997 period. Average concession sales per customer in the Company's theaters increased approximately 13.4% during the six months ended June 30, 1998, reflecting both an increase in consumption and, to a lesser extent, an increase in prices.

         DIRECT THEATER COSTS. Direct theater costs (which includes film rental and advertising costs, costs of concessions, and theater operating expenses) for the six months ended June 30, 1998 increased by 44.0% to $38.7 million from $26.9 million in the comparable 1997 period. As a percentage of total revenues, direct theater costs decreased to 81.5% for the six months ended June 30, 1998 from 83.2% in the comparable 1997 period. Film rental and advertising costs for the six months ended June 30, 1998 increased by 46.8% to $16.8 million from $11.4 million in the comparable 1997 period. As a percentage of total revenues, film rental and advertising costs remained consistent at 35.4% for the six months ended June 30, 1998 and 35.5% in the comparable 1997 period. Cost of concessions for the six months ended June 30, 1998 increased by 56.7% to $2.7 million from $1.8 million in the comparable 1997 period. As a percentage of total revenues, cost of concessions increased to 5.8% for the six months ended June 30, 1998 from 5.4% in the comparable 1997 period. Theater operating expenses for the six months ended June 30, 1998 increased by 40.0% to $19.1 million from $13.7 million in the comparable 1997 period. As a percentage of total revenues, theater operating expenses decreased to 40.3% for the six months ended June 30, 1998 from 42.3% in the comparable 1997 period. Each of these dollar increases was principally due to the Company's acquisition and construction of theaters during 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 1998 increased by 18.6% to $2.8 million from $2.4 million in the comparable 1997 period. As a percentage of total revenues, general and administrative expenses decreased to 5.9% for the six months ended June 30, 1998 from 7.3% in the comparable 1997 period as a result of such expenses being spread over a greater number of theaters in the 1998 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the six months ended June 30, 1998 increased by 52.1% to $7.5 million from $5.0 million in the comparable 1997 period. The increase was principally due to the Company's acquisition and construction of theaters during 1997. As a percentage of total revenues, depreciation and amortization expense increased to 15.9% for the six months ended June 30, 1998 from 15.4% in the comparable 1997 period.

         OPERATING LOSS. Operating loss was $1.6 million for the six months ended June 30, 1998 as compared to $1.9 million in the comparable 1997 period.

         INTEREST EXPENSE, NET. Interest expense, net for the six months ended June 30, 1998 increased by 176.1% to $6.3 million from $2.3 million in the comparable 1997 period. The increase was due to increased borrowings by the Company to finance the Company's theater construction program and an increase in the effective interest rate on the Company's borrowings as a result of the Company's issuance of 10 5/8% Senior Subordinated Notes in August 1997.

         NET LOSS. The Company's net loss was $7.9 million for the six months ended June 30, 1998 as compared to $4.2 million in the comparable 1997 period.

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

          Cash used in operating activities was $5.7 million and $412,000 for the six months ended June 30, 1998 and 1997, respectively. The payment of accrued interest on the 10 5/8% Senior Subordinated Notes, increased net loss, increase in prepaids and other current assets, increase in inventories and decrease in accounts payable in the first quarter of 1998 contributed to the increase in cash used in operating activities as compared to the first quarter of 1997.

         Cash used in investing activities was $27.5 million and $39.1 million for the six months ended June 30, 1998 and 1997, respectively. Investing activities consist of theater development and acquisition and remodeling and expansion of existing theaters. Cash provided by financing activities was $32.5 million and $40.8 million for each of the six month periods ended June 30, 1998 and 1997, respectively.

CAPITAL RESOURCES

         In February 1998, the Company completed an offering (the "Exchange Offering") to exchange the 10 5/8% Senior Subordinated Notes which are registered under the Securities Act, for its then outstanding 10 5/8% Senior Subordinated Notes due August 1, 2007, which were initially offered (the "Old Notes Offering") and sold by Hollywood in August 1997. The Company received net proceeds of approximately $105.7 million from the Old Notes Offering. Such proceeds were used by the Company to (i) repay all of the Company's then outstanding indebtedness under its former credit facility (approximately $64.5 million at June 30, 1997), (ii) finance the acquisition of a newly-built all stadium-style seating multiplex theater in Waco, Texas (the "Waco Acquisition") and seven theaters from General Cinema Corp. of Oklahoma, Inc. (the "Oklahoma Acquisition"), (iii) pay a portion of construction and other expenses relating to the Company's 1997 theater building program and (iv) fund general corporate activities.

         The Company's Senior Bank Facility provides for a $50.0 million revolving credit facility; however, the total amount of available borrowings under the Senior Bank Facility may be less depending on leverage levels of the Company. At December 31, 1997, the Company was not in compliance with two of the thirteen financial covenants in the Senior Bank Facility. On January 7, 1998, the Company entered into an amendment of the Senior Bank Facility, amending, among other things, certain financial covenants. Although the Company was in compliance with all financial covenants at June 30, 1998 the Company requested and has received a waiver from the bank to permit continued compliance with certain of the financial covenants in the Senior Bank Facility. The terms of such waiver include a requirement that the Company seek additional equity before October 31, 1998.

         At June 30, 1998, the Company had $143.0 million of indebtedness outstanding, $33.0 million of which was senior indebtedness outstanding under the Senior Bank Facility. Amounts outstanding under the Senior Bank Facility bear interest, at the option of the Company, at either (i) the Eurodollar Rate (as defined therein) or (ii) the Base Rate (as defined therein), as the case may be, plus the Applicable Margin (as defined therein). At June 30, 1998, the applicable interest rate was 8.63%.

         In addition to the primary sources of liquidity discussed above, the Company has other potential sources of liquidity, including the sale of securities.

CAPITAL REQUIREMENTS

         Since January 1997, the Company has acquired 13 theaters with 98 screens, constructed six theaters with 73 screens, added 13 screens to existing theaters, closed 13 theaters with 38 screens and swapped six theaters with 31 screens for five theaters with 22 screens and $1.1 million in cash. The Company's capital expenditures in connection with such acquisitions and theater development in 1997 and the first half of 1998 were approximately $130.5 million. The Company funded these capital expenditures through cash flow from operations, borrowings under the Senior Bank Facility, the proceeds of the securities offerings and the proceeds from the issuance of shares of Common Stock and Convertible Preferred Stock.

         The Company currently has three all-stadium-style theaters with 43 screens under construction in Alabama, Missouri and Texas. Including these current construction projects, the Company's remaining 1998-99 theater development program provides for the construction of 13 new stadium-style theaters with 179 screens, the addition of 23 stadium-style auditoriums to six theaters and the conversion of 46 existing screens into stadium-style auditoriums at seven theaters. Since January 1998 the Company has closed five theaters with 18 screens and anticipates closing nine theaters with 35 screens during the remaining portion of 1998 and 1999. As a result, by the end of fiscal year 1999, the Company expects to operate approximately 366 stadium screens out of a total of 646 screens. The Company anticipates that capital expenditures in connection with its 1998-99 theater development program will be approximately $129.7 million, of which approximately $4.5 million has been spent by the Company as of July 31, 1998. The Company has historically funded its capital expansion needs through the proceeds from issuances of shares of Common Stock and Convertible Preferred Stock, the sale of securities, the Company's bank lines of credit and funds generated from its operations.

         Based upon the Company's current level of operations and anticipated growth, management believes that its cash flow from operations, together with available borrowings under the Senior Bank Facility (assuming compliance with the waiver of certain financial covenants discussed above), will be adequate to meet the Company's requirements for working capital, scheduled lease payments and scheduled principal payments of interest on its indebtedness, including the Senior Notes, during the next several years. However, the Company's business may not generate sufficient cash flow from operations and future borrowings may not be available under the Senior Bank Facility in an amount sufficient to enable the Company to service its indebtedness. The Company's current future theater development and future theater acquisitions will require financing sources in addition to cash generated from operations and any future borrowings available under the Senior Bank Facility. Although the Company intends to continue its theater development program over the next several years, there can be no assurances that such additional financing for such expansion will be available to the Company on acceptable terms or at all.

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

None

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

* - Incorporated by reference to Hollywood Theaters, Inc.'s Registration Statement on Form S-4 (File No. 333-36763), dated February 4, 1998.


REPORTS ON FORM 8-K

         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HOLLYWOOD THEATERS, INC. AND SUBSIDIARIES




Date: August 14, 1998                             /s/ Thomas W. Stephenson, Jr.
     -----------------                            -----------------------------
                                                  Thomas W. Stephenson, Jr.
                                                  Chief Executive Officer




Date: August 14, 1998                             /s/ James R. Featherstone
     -----------------                            -----------------------------
                                                  James R. Featherstone
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------
         *3.1     Amended and Restated Certificate of Incorporation of Hollywood
                  Theaters, Inc.
         *3.2     Restated Certificate of Incorporation of Hollywood Theater
                  Holdings, Inc.
         *3.3     Articles of Incorporation of Crown Theatre Corporation
         *3.4     By-laws of Hollywood Theaters, Inc.
         *3.5     By-laws of Hollywood Theater Holdings, Inc.
         *3.6     By-laws of Crown Theatre Corporation
         *4.1     Indenture dated as of August 7, 1997 between Hollywood
                  Theaters, Inc., Hollywood Theater Holdings, Inc. and Crown
                  Theater Corporation and U.S. Trust Company of Texas, N.A.
         *4.2     Exchange and Registration Rights Agreement, dated a of August
                  7, 1997 among Hollywood Theaters, Inc., Hollywood Theaters
                  Holdings, Inc., Goldman, Sachs, & Co., and BancAmerica
                  Securities Inc.
         *4.3     Second Amendment to Registration Rights Agreement, date as of
                  December 17, 1997 by and between Hollywood Theater Holdings,
                  Inc. and The Beacon Group III - Focus Value Fund, L.P., as
                  amended.
         *4.4     Second Amendment to Registration Rights Agreement, dated as of
                  December 17, 1997, by and among Hollywood Theater Holdings,
                  Inc., Stratford Capital Partners, L.P. and Precept Investors,
                  inc.
         *4.5     Registration Rights Agreement, dated as of November 1, 1996, by and between Hollywood Theater Holdings, Inc. and Richard M.
                  Durwood Revocable Trust.
         *4.6     First Amendment to Registration Rights Agreement, date as of
                  December 17, 1997, by and among Hollywood Theater Holdings,
                  Inc., Hoak Communications Partners, L.P., HCP Capital Fund,
                  L.P. and HCP 1997 Authorized Employee Fund
         *4.7     Amended and Restated Agreement with respect to Registration
                  Rights, dated as of May 13, 1997, by and among Hollywood
                  Theater Holdings, Inc., Stratford Capital Partners, L.P.,
                  Precept Investors, Inc., The Beacon Group III - Focus Value
                  Fund, L.P., Hoak Communications Partners, L.P., HCP Capital
                  Fund, L.P. and HCP 1997 Authorized Employee Fund, L.P.
         *10.1    Purchase Agreement, dated as of July 31, 1997, by and among
                  Hollywood Theaters, Inc., Hollywood Theater Holdings, Inc.,
                  Crown Theater Corporation and Goldman, Sachs, and Co.
         *10.2    Amended and Restated Credit Agreement, dated as of August 7,
                  1997, among Hollywood Theater Holdings, Inc., Hollywood
                  Theaters, Inc., and Bank of America National Trust and Savings
                  Associations.
         *10.3    Amended and Restated Shareholders' and Voting Agreement, dated as of December 17, 1997, by and among Hollywood Theater
                  Holdings, Inc., The Beacon Group III - Focus Value Fund, L.P.,
                  Stratford Capital Partners, L.P., Hoak Communications
                  Partners, L.P., HCP Capital Fund, L.P., and HCP 1997
                  Authorized Employee Fund, L.P.
         *10.4    Purchase and Assignment Agreement, dated as of July 25, 1997, between General Cinema Corp. of Oklahoma, Inc. and Hollywood
                  Theaters, Inc., as amended by Amendment No. 1 to Purchase and
                  Assignment Agreement, dated as of July 30, 1997, between
                  General Cinema Corp. of Oklahoma, Inc. and Hollywood Theaters,
                  Inc.
         *10.5    Agreement of Purchase and Sale, dated as of July 22, 1996, by and among United Artists Theatre Circuit, Inc., United Artists
                  Properties I Corp., Resort Amusement Corporation and Hollywood
                  Theaters, Inc. as amended.
         *10.6    Asset and Stock Purchase Agreement, dated as of August 26,
                  1996, between Crown Cinema Corporation, Crown Theatre
                  Corporation, Hollywood Theaters, Inc., and Hollywood Theater
                  Holdings, Inc., as amended.

     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------
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

* - Incorporated by reference to Hollywood Theaters, Inc.'s Registration Statement on Form S-4 (File No. 333-36763), dated February 4, 1998.