Form 10-Q
period 1998-09-30
HOLLYWOOD THEATERS INC; HOLLYWOOD THEATRE HOLDINGS INC; CROWN THEATRE CORP
filed 1998-11-12
CIK 1046282, 1052050, 1052051

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number        333-36763

                           HOLLYWOOD THEATERS, INC.
                       HOLLYWOOD THEATER HOLDINGS, INC.
                           CROWN THEATER CORPORATION
    (Exact names of registrants as specified in their respective charters)

Delaware                                                  75-2598844
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2911 Turtle Creek Blvd., Dallas, Texas                      75219
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
Yes   X      No
    ------      ------

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Not Applicable

               HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES


                               Table of Contents
                               -----------------

                                    PART I

Item 1 - Financial Information

                 Consolidated Balance Sheets                                  3

                 Consolidated Statements of Operations                        4

                 Consolidated Statements of Cash Flows                        5

                 Notes to Consolidated Financial Statements                   6

Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          8

Item 3 - Quantitative and Qualitative Disclosures about
                 Market Risk                                                 14



                                    PART II

Item 1 - Legal Proceedings                                                   15

Item 2 - Changes in Securities and Use of Proceeds                           15

Item 3 - Defaults upon Senior Securities                                     15

Item 4 - Submission of Matters to a Vote of Security Holders                 15

Item 5 - Other Information                                                   15

Item 6 - Exhibits and Reports on Form 8-K                                    16

                 Signatures                                                  18

ITEM 1 - FINANCIAL INFORMATION
               HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                     (in thousands, except share amounts)

                                    ASSETS

                                                                                                      September 30,   December 31,
                                                                                                           1998           1997
                                                                                                      --------------  -------------
Current assets:                                                                                        (UNAUDITED)      (AUDITED)
  Cash and cash equivalents.........................................................................       $  2,853       $  7,379
  Accounts receivable...............................................................................          1,205          1,562
  Inventories.......................................................................................          2,055          1,012
  Prepaid and other current assets, net.............................................................          4,119            850
  Deposits..........................................................................................          1,747          1,593
                                                                                                           --------       --------
         Total current assets.......................................................................         11,979         12,396
                                                                                                           --------       --------
Property and equipment, net.........................................................................        138,984        104,376
                                                                                                           --------       --------
Goodwill, net.......................................................................................         47,095         49,215
Intangible assets, net..............................................................................         12,424         14,289
Other...............................................................................................          3,670          3,744
                                                                                                           --------       --------
         Total other assets.........................................................................         63,189         67,248
                                                                                                           --------       --------
         Total assets...............................................................................       $214,152       $184,020
                                                                                                           ========       ========
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses.............................................................          $  6,079    $ 10,605
  Deferred revenue..................................................................................               158         158
  Revolving credit facility.........................................................................            47,000           -
                                                                                                              --------    --------
         Total current liabilities..................................................................            53,237      10,763
Other liabilities:
  Long-term debt....................................................................................           110,000     110,000
  Deferred lease expenses...........................................................................             1,568       1,158
  Deferred revenue..................................................................................               120         302
                                                                                                              --------    --------
         Total liabilities..........................................................................           164,925     122,223
Commitments and contingencies
Convertible Redeemable Preferred Stock,
  Series B Preferred Stock, $.01 par value, 400,000 shares authorized  in 1998 and 1997, 177,995 and 178,028 shares issued and outstanding at September 30, 1998 and December 31, 1997,
   respectively, (redemption preference of $31,149).................................................                 2           2
  Series C Preferred Stock, $.01 par value, 400,000 shares authorized  in 1998 and 1997, 84,137 shares issued and outstanding at September 30, 1998 and December 31, 1997, (redemption
    preference of $16,407)..........................................................................                 1           1
  Series D Preferred Stock, $.01 par value, 400,000 shares authorized  in 1998 and 1997, 61,826 shares issued and outstanding at September 30, 1998 and December 31, 1997, (redemption
   preference of $12,054)...........................................................................                 1           1
  Additional paid-in capital........................................................................            63,812      59,610

Redeemable Common Stock:
  Common Stock, $.01 par value, 16,413 shares issued and outstanding at September 30, 1998 and
   December 31, 1997................................................................................                 -           -
  Additional paid-in capital........................................................................             2,872       2,872

Stockholders' deficit:
  Common stock, $.01 par value, 1,500,000 shares authorized in 1998 and 1997,  103,659 and 103,464
   shares issued and outstanding at September 30, 1998 and December 31, 1997, respectively..........                 1           1
  Additional paid-in capital........................................................................            15,552      15,508
  Accumulated deficit...............................................................................           (33,014)    (16,198)
                                                                                                              --------    --------
         Total stockholders' deficit................................................................           (17,461)       (689)
                                                                                                              --------    --------
         Total liabilities and stockholders' deficit................................................          $214,152    $184,020
                                                                                                              ========    ========

      The accompanying notes are an integral part of these balance sheets.

               HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)

                                                     THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                                     -------------------------------    ------------------------------
                                                          1998             1997              1998             1997
                                                          ----             ----              ----             ----
                                                                (unaudited)                       (unaudited)
Revenues:
  Admissions and other operating revenues.........         $18,768          $14,772          $ 49,701         $35,957
  Concessions.....................................          10,136            7,779            26,660          18,895
                                                           -------          -------          --------         -------
          Total revenues..........................          28,904           22,551            76,361          54,852
                                                           -------          -------          --------         -------
Operating expenses:
  Film rental and advertising costs...............          10,422            7,869            27,218          19,304
  Cost of concessions.............................           1,804            1,266             4,554           3,021
  Theater operating expenses......................          11,097            8,558            30,243          22,241
  General and administrative expenses.............           1,720            1,631             4,516           3,992
  Depreciation and amortization...................           4,660            2,984            12,202           7,930
                                                           -------          -------          --------         -------
          Total operating expenses................          29,703           22,308            78,733          56,488
                                                           -------          -------          --------         -------
Operating income (loss)...........................            (799)             243            (2,372)         (1,636)
Interest expense, net.............................           3,887            2,234            10,229           4,482
                                                           -------          -------          --------         -------
Net loss..........................................         $(4,686)         $(1,991)         $(12,601)        $(6,118)
                                                           =======          =======          ========         =======

   The accompanying notes are an integral part of these financial statements

               HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (IN THOUSANDS)

                                                                                                         1998      1997
                                                                                                       --------   --------
                                                                                                           (UNAUDITED)
Cash flows from operating activities:
      Net loss......................................................................................   $(12,601)  $ (6,118)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities :
       Depreciation and amortization................................................................     12,202      7,930
       Deferred lease expenses......................................................................        503        421

Changes in assets and liabilities:
       Decrease (increase) in accounts receivable...................................................        357       (466)
       Increase in prepaids and other current assets................................................     (3,859)    (1,650)
       Increase in inventories......................................................................     (1,043)      (622)
       Increase in deposits.........................................................................       (154)      (181)
       Decrease in deferred revenues................................................................       (182)         -
       (Decrease) increase in accounts payable and accrued expenses.................................     (4,526)     3,420
                                                                                                       --------   --------
           Net cash (used in) provided by  operating activities.....................................     (9,303)     2,734
                                                                                                       --------   --------

Cash flows from investing activities:
       Purchases of property and equipment and construction of theaters.............................    (41,462)   (48,707)
       Payments for business acquisitions net of cash acquired......................................          -    (28,242)
                                                                                                       --------   --------
           Net cash used in investing activities....................................................    (41,462)   (76,949)
                                                                                                       --------   --------

Cash flows from financing activities:
       Borrowings on Senior Subordinated Notes......................................................          -    110,000
       Borrowings under  revolving credit facility..................................................     47,000     14,000
       Borrowings on notes payable..................................................................          -      3,800
       Repayment on revolving credit facility.......................................................          -    (14,500)
       Repayment on term loan.......................................................................          -    (50,000)
       Proceeds from issuance of stock..............................................................          -     22,000
       Payment of financing fees....................................................................       (695)    (5,505)
       Repurchase of stock..........................................................................        (66)         -
       Repayment of capital lease obligations.......................................................          -        (32)
                                                                                                       --------   --------
           Net cash provided by financing activities................................................     46,239     79,763
                                                                                                       --------   --------

Net (decrease) increase in cash and cash equivalents................................................     (4,526)     5,548

Cash and cash equivalents, beginning of period......................................................      7,379      3,560
                                                                                                       --------   --------

Cash and cash equivalents, at end of period.........................................................   $  2,853   $  9,108
                                                                                                       ========   ========

Noncash transactions:
       Stock dividend...............................................................................   $  4,208   $  2,853
                                                                                                       ========   ========
       Issuance of stock............................................................................   $     97   $      -
                                                                                                       ========   ========

  The accompanying notes are an integral part of these financial statements.

               HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                  (unaudited)

NOTE 1. BASIS OF PRESENTATION

          In the opinion of management, the unaudited Interim Condensed Consolidated Financial Statements of Hollywood Theater Holdings, Inc. ("Holdings") and its subsidiaries include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly Holdings' financial position as of September 30, 1998, and the results of its operations for the three month and nine month periods ended September 30, 1998 and 1997. Due to the seasonality of Holdings' operations, the results of its operations for the interim periods ended September 30, 1998 and 1997, may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.
The unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Holdings and the accompanying notes for the years ended December 31, 1997 and 1996. These Consolidated Financial Statements were filed with the Securities and Exchange Commission in a Special Financial Report in accordance with regulation 15(d) - Reports of Registrants Under the Securities Act of 1933.

NOTE 2. ORGANIZATION

          Holdings and its wholly owned subsidiary, Hollywood Theaters, Inc. ("HTI"), both Delaware corporations, were formed in June 1995 to purchase all of the outstanding shares of Trans Texas Amusements, Inc. and affiliates. Crown Theatre Corporation ("CTC") became a wholly owned subsidiary of HTI after it was acquired by HTI on November 1, 1996, the effective date of the purchase. Holdings, HTI, and CTC (collectively "The Company") owned and operated 75 motion picture theaters with 471 screens at September 30, 1998. The Company currently operates theaters in Idaho, Kansas, Missouri, Ohio, Oklahoma, and Texas.

NOTE 3. FINANCING ARRANGEMENTS

10 5/8% Senior Subordinated Notes

          In August 1997, the Company completed an offering of $110.0 million of senior subordinated notes (the "Offering"). The notes bear interest at 10 5/8% and are due in 2007. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after August 1, 2002, at a redemption price of 105.312% in 2002, 103.542% in 2003, 101.771% in 2004, and 100% in 2005
and thereafter plus any accrued but unpaid interest. In addition, on or before August 1, 2000, the Company may, at its option and subject to certain requirements, use an amount equal to the net cash proceeds from one or more public equity offerings, as defined, to redeem up to an aggregate of 30% of the principal amount of the notes originally issued at a redemption price of 110.625% plus any accrued but unpaid interest. Upon a change in control of the Company, as defined in the indenture, the Company will be required to make an offer to repurchase all or any part of each holder's notes at a price equal to 101% of the principal amount thereof plus interest. The notes also include restrictive covenants relative to the incurrence of additional indebtedness. The Company used the net proceeds from the Offering to repay all of the existing indebtedness under its former bank facility, to finance certain acquisitions, to fund a portion of construction and other expenses related to the 1997 theater building program, and for general corporate purposes.

Revolving Credit Facility

     In conjunction with the Offering, the Company entered into a revolving credit facility (the "Senior Bank Facility") to fund working capital requirements and capital expenditures. The Senior Bank Facility consists of a revolving credit facility of up to $50 million. At September 30, 1998, the Company had $47.0 million of indebtedness outstanding under the Senior Bank Facility. Amounts outstanding under the Senior Bank Facility bear interest, at the option of the Company, at either (i) the Eurodollar Rate (as defined therein) or (ii) the Base Rate (as defined therein), plus the Applicable Margin (as defined therein). At September 30, 1998, the applicable interest rate was 8.60%. Borrowings under the Senior Bank Facility are subject to various conditions precedent, including the maintenance of certain financial covenants. Such financial covenants require the Company to comply with specified financial ratios and minimum tests, including minimum interest coverage ratios and maximum leverage ratios. Since November 1997, the Company has amended the Senior Bank Facility on five occasions and received waivers in respect of certain financial covenants, on three occasions. In August 1998, the Company received a waiver of certain financial covenants until October 30, 1998. The Company received an extension of such waiver until December 15, 1998. The terms of the current waiver require that the Company or Holdings obtain additional equity on or before December 15, 1998.

     The Company has entered into an exclusive letter of intent providing for an equity investment in Holdings (the "Proposed Equity Issuance"). Consummation of the Proposed Equity Issuance would satisfy the terms of the current bank waiver. The letter of intent sets forth certain conditions to the investment, including, but not limited to, completion by the Company of the issuance of a $100 million of a series of senior notes in a 144A offering (the "Proposed Debt Financing"). In order to complete the Proposed Debt Financing, the Company will solicit the consent of the majority of the holders of its 10 5/8% Senior Subordinated Notes to certain amendments to the indenture under which such notes are issued. These amendments, among other things, will permit the Company to issue a new series of senior notes and will revise certain other financial covenants. In connection with such amendments, the Company will also amend the indenture to provide for the elimination of all applicable provisions which subordinate the 10 5/8% Senior Subordinated Notes. The Company intends to use the proceeds of the Proposed Debt Financing and the contributed proceeds from the Proposed Equity Issuance to retire the Senior Bank Facility and the Interim Facility (as defined) and to finance future theater development. If the Company does not obtain the required consent, the Company will have no ability to complete the Proposed Debt Financing.

     Bank of America National Trust and Savings Association ("Bank of America") has provided the Company with $5.0 million of short-term capital under a new bank credit facility (the "Interim Facility"). All amounts borrowed under the Interim Facility will be backed by a letter of credit or guarantee supplied by Holding's principal stockholder, Beacon Group III-Focus Value Fund, L.P. or an affiliate thereof ("Beacon"). The purpose of the Interim Facility is to provide short-term capital to the Company prior to the completion of the Proposed Equity Issuance and the Proposed Debt Financing. If the letter of credit or guarantee is called upon, the Company will reimburse Beacon by issuing a combination of subordinated debt and equity securities.

     If the Company is not able to consummate the Proposed Equity Issuance and the Proposed Debt Financing for any reason, or otherwise satisfy the terms of the current waiver or obtain another waiver or amendment of the Senior Bank Facility, the Company will not be in compliance with several financial covenants set forth in the Senior Bank Facility immediately upon expiration of the current waiver on December 15, 1998. A failure to comply with such financial covenants could lead to an event of default under the terms of the Senior Bank Facility, which could result in an acceleration of the amounts borrowed thereunder and under the 10 5/8% Senior Subordinated Notes. Such acceleration would have a material adverse effect on the Company and impact its ability to operate in its current form. In such case, the Company will not have sufficient resources or may not have access to sufficient resources to satisfy its obligations under the Senior Bank Facility or the 10 5/8% Senior Subordinated Notes.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's revenues are generated primarily from box office receipts and concession sales, which constituted approximately 65% and 35% of revenues, respectively, for the quarter ended September 30, 1998. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theaters and by on-screen advertisements shown prior to each feature film. The Company's revenues are principally affected by changes in attendance and average admission and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released by distributors and, to a lesser extent, by the comfort and quality of the theater, competition, general economic conditions and population growth in the geographic markets the Company serves.

     The Company's principal costs of operations are film rentals, concessions costs and theater operating expenses, such as theater lease rentals, payroll, utilities, advertising costs and insurance.

     The Company has experienced rapid revenue growth through theater acquisitions and the construction of new theaters. Since January 1997, the Company has acquired 13 theaters with 98 screens, constructed six theaters with 78 screens, added nine screens to two existing theaters, closed 15 theaters with 47 screens and swapped six theaters with 31 screens for five theaters with 22 screens and $1.1 million in cash. The results of operations of the acquired and newly-built theaters are included in the Company's consolidated financial statements from their respective dates of acquisition or opening dates.

     The Company currently operates eight stadium-style theaters with an aggregate of 104 screens, 46 first run theaters with an aggregate of 260 screens, and 21 discount theaters (theaters that exhibit second run movies and charge lower admission prices) with an aggregate of 107 screens. In comparison, at the end of 1997 the Company operated 81 theaters with 469 screens. These were composed of seven stadium-style theaters with 80 screens, 53 first run theaters with an aggregate of 288 screens, and 21 discount theaters with an aggregate of 101 screens.

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

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statement of operations (unaudited):

                                                   THREE MONTHS ENDED SEPTEMBER 30        NINE MONTHS ENDED SEPTEMBER 30
                                                   -------------------------------        ------------------------------
                                                        1998           1997                     1998           1997
                                                        ----           ----                     ----           ----
Revenues:
  Admissions and other operating revenues........       64.9%          65.5%                     65.1%         65.6%
  Concessions                                           35.1%          34.5%                     34.9%         34.4%
                                                       -----          -----                     -----         -----
          Total revenues.........................      100.0%         100.0%                    100.0%        100.0%
                                                       -----          -----                     -----         -----
Operating expenses:
  Film rental and advertising costs..............       36.1%          34.9%                     35.6%         35.2%
  Cost of concessions............................        6.2%           5.6%                      6.0%          5.5%
  Theater operating expenses.....................       38.4%          37.9%                     39.6%         40.5%
  General and administrative expenses............        6.0%           7.2%                      5.9%          7.3%
  Depreciation and amortization..................       16.1%          13.3%                     16.0%         14.5%
                                                       -----          -----                     -----         -----
          Total operating expenses...............      102.8%          98.9%                    103.1%        103.0%
                                                       -----          -----                     -----         -----
Operating income (loss)..........................       (2.8% )         1.1%                     (3.1%)        (3.0%)
Interest expense, net............................       13.4%          10.0%                     13.4%          8.2%
                                                       -----          -----                     -----         -----
Net loss.........................................      (16.2% )        (8.9%)                   (16.5%)       (11.2%)
                                                       =====          =====                     =====         =====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     TOTAL REVENUES. Total revenues for the quarter ended September 30, 1998 increased by 28.2% to $28.9 million from $22.6 million in the comparable 1997 period. This increase in revenues was principally due to a 18.4% increase in attendance primarily attributable to the Company's acquisition of nine theaters with 72 screens, the construction of three stadium theaters with 38 screens and the addition of nine stadium screens to existing theaters during the period from July 1, 1997 to September 30, 1998 and a 5.8% increase in average ticket price.

     The average price of a ticket for the Company's first run and discount theaters was $4.46 and $1.29, respectively, during the quarter ended September 30, 1998 and $4.32 and $1.24, respectively, during the comparable 1997 period. This increase was principally due to a change in the mix of theaters (increased number of all stadium-style-seating theaters that generate higher average ticket prices per patron) operated by the Company, raising ticket prices and acquiring theaters with higher average ticket prices than those previously owned. The average concession sales for the Company's first run and discount theaters were $2.21 and $1.60, respectively, during the quarter ended September 30, 1998 and $2.04 and $1.44, respectively, during the comparable 1997 period. Average concession sales per customer circuit wide in the Company's theaters increased approximately 10.0% in the quarter ended September 30, 1998 over the same period in the prior year, reflecting both an increase in consumption and, to a lesser extent, an increase in prices.

     The Company's first run theaters had box office revenue, concession revenue and attendance per weighted average screen of $45,242, $22,448, and 10,155 patrons, respectively, for the three months ended September 30, 1998 and $39,971, $18,816, and 9,242 patrons, respectively, for the comparable 1997 period. This represents an increase per weighted average screen for box office revenue, concession revenue and attendance of 13.2%, 19.3% and 9.9%, respectively.

     DIRECT THEATER COSTS. Direct theater costs (which includes film rental and advertising costs, cost of concessions, and theater operating expenses) for the quarter ended September 30, 1998 increased by 31.8% to $23.3 million from $17.7 million in the comparable 1997 period. As a percentage of total revenues, direct theater costs increased to 80.7% for the quarter ended September 30, 1998 from 78.4% in the comparable 1997 period. Film rental and advertising costs for the quarter ended September 30, 1998 increased by 32.4% to $10.4 million from $7.9 million in the comparable 1997 period. As a percentage of total revenues, film rental and advertising costs increased to 36.1%
for the quarter ended September 30, 1998 from 34.9% in the comparable 1997 period. Cost of concessions for the quarter ended September 30, 1998 increased by 42.5% to $1.8 million from $1.3 million in the comparable 1997 period. As a percentage of total revenues, cost of concessions increased to 6.2% for the quarter ended September 30, 1998 from 5.6% in the comparable 1997 period. Theater operating expenses for the quarter ended September 30, 1998 increased by 29.7% to $11.1 million from $8.6 million in the comparable 1997 period. As a percentage of total revenues, theater operating expenses increased to 38.4% for the quarter ended September 30, 1998 from 37.9% in the comparable 1997 period. This dollar increase in direct theater costs is due to the increased number of screens in operation from the Company's acquisition and construction of theaters in 1997 and 1998, a higher level of film rental and advertising costs, an increase in concession costs from the introduction of product combination sales and the use of more expensive containers, and an increase in utility costs resulting from the heat wave across the regions in which the Company operates.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended September 30, 1998 increased by 5.5% to $1.7 million from $1.6 million in the comparable 1997 period. As a percentage of total revenues, general and administrative expenses decreased to 6.0% for the quarter ended September 30, 1998 from 7.2% in the comparable 1997 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the quarter ended September 30, 1998 increased by 56.2% to $4.7 million from
$3.0 million in the comparable 1997 period.   The increase was principally due
to the Company's acquisition and construction of theaters during 1997 and 1998. As a percentage of total revenues, depreciation and amortization expense increased to 16.1% for the quarter ended September 30, 1998 from 13.3% in the comparable 1997 period.

     OPERATING INCOME (LOSS). Operating loss was ($799,000) for the quarter ended September 30, 1998 as compared to operating income of $243,000 in the comparable 1997 period.

     INTEREST EXPENSE, NET. Interest expense, net for the quarter ended September 30, 1998 increased by 74.0% to $3.9 million from $2.2 million in the comparable 1997 period. The increase was due to increased borrowing by the Company to finance the Company's theater construction program and an increase in the effective interest rate on the Company's borrowings as a result of the Company's issuance of 10 5/8% Senior Subordinated Notes in August 1997.

     NET LOSS. The Company's net loss was $4.7 million for the quarter ended September 30, 1998 as compared to $2.0 million in the comparable 1997 period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     TOTAL REVENUES. Total revenues for the nine months ended September 30, 1998 increased by 39.2% to $76.4 million from $54.9 million in the comparable 1997 period. This increase in revenues was principally due to a 26.0% increase in attendance primarily attributable to the Company's acquisition of 13 theaters with 98 screens, the construction of six stadium theaters with 78 screens and the addition of nine stadium screens to two existing theaters during 1997 and the first nine months of 1998 and a 9.1% increase in average ticket price.

     The average price of a ticket for the Company's first run and discount theaters was $4.46 and $1.31, respectively, during the nine months ended September 30, 1998 and $4.26 and $1.26, respectively, during the comparable 1997 period. This increase was principally due to a change in the mix of theaters (increased number of all stadium-style-seating theaters that generate higher average ticket prices per patron) operated by the Company, raising ticket prices and acquiring theaters with higher average ticket prices than those previously owned. The average concession sales for the Company's first run and discount theaters were $2.20 and $1.60, respectively, during the nine months ended September 30, 1998 and $1.98 and $1.49, respectively, during the comparable 1997 period. Average concession sales per customer circuit wide in the Company's theaters increased approximately 12.0% in the nine months ended September 30,1998 over the same period in the prior year, reflecting both an increase in consumption and, to a lesser extent, an increase in prices.

     The Company's first run theaters had box office revenue, concession revenue and attendance per weighted average screen of $122,090, $60,161, and 27,386 patrons, respectively, for the nine months ended September 30, 1998 and $112,726, $52,298, and 26,448 patrons, respectively, for the comparable 1997 period. This represents an increase per weighted average screen for box office revenue, concession revenue and attendance of 8.3%, 15.0% and 3.5%, respectively.

     DIRECT THEATER COSTS. Direct theater costs (which includes film rental and advertising costs, costs of concessions, and theater operating expenses) for the nine months ended September 30, 1998 increased by 39.2% to $62.0 million from $44.6 million in the comparable 1997 period. As a percentage of total revenues, direct theater costs remained constant at 81.2% for the nine months ended September 30, 1998 and the comparable 1997 period. Film rental and advertising costs for the nine months ended September 30, 1998 increased by 41.0% to $27.2 million from $19.3 million in the comparable 1997 period. As a percentage of total revenues, film rental and advertising costs increased to 35.6% for the nine months ended September 30, 1998 from 35.2% in the comparable 1997 period. Cost of concessions for the nine months ended September 30, 1998 increased by 50.7% to $4.6 million from $3.0 million in the comparable 1997 period. As a percentage of total revenues, cost of concessions increased to 6.0% for the nine months ended September 30, 1998 from 5.5% in the comparable 1997 period. Theater operating expenses for the nine months ended September 30, 1998 increased by 36.0% to $30.2 million from $22.2 million in the comparable 1997 period. As a percentage of total revenues, theater operating expenses decreased to 39.6% for the nine months ended September 30, 1998 from 40.5% in the comparable 1997 period. This dollar increase in direct theater costs is due to the increased number of screens in operation from the Company's acquisition and construction of theaters in 1997 and 1998, a higher level of film rental and advertising costs, and an increase in concession costs from the introduction of product combination sales and the use of more expensive containers.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1998 increased by 13.1% to $4.5 million from $4.0 million in the comparable 1997 period. As a percentage of total revenues, general and administrative expenses decreased to 5.9% for the nine months ended September 30, 1998 from 7.3% in the comparable 1997 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the nine months ended September 30, 1998 increased by 53.9% to $12.2 million from $7.9 million in the comparable 1997 period. The increase was principally due to the Company's acquisition and construction of theaters during 1997 and 1998. As a percentage of total revenues, depreciation and amortization expense increased to 16.0% for the nine months ended September 30, 1998 from 14.5% in the comparable 1997 period.

     OPERATING LOSS. Operating loss was $2.4 million for the nine months ended September 30, 1998 as compared to $1.6 million in the comparable 1997 period.

     INTEREST EXPENSE, NET. Interest expense, net for the nine months ended September 30, 1998 increased by 128.2% to $10.2 million from $4.5 million in the comparable 1997 period. The increase was due to increased borrowing by the Company to finance the Company's theater construction program and an increase in the effective interest rate on the Company's borrowings as a result of the Company's issuance of 10 5/8 % Senior Subordinated Notes in August 1997.

     NET LOSS. The Company's net loss was $12.6 million for the nine months ended September 30, 1998 as compared to $6.1 million in the comparable 1997 period.

LIQUIDITY

     The Company's revenues are collected in cash, primarily through box office receipts and concession sales. The Company generally pays for film rentals, inventories and other theater services 15 to 45 days following receipt of revenues. As a result of this timing difference, the Company has generally operated with a minimum working capital position for its ongoing theater operations.

     Since January 1997, the Company has acquired 13 theaters with 98 screens, constructed six theaters with 78 screens, added nine screens to two existing theaters, closed 15 theaters with 47 screens and swapped six theaters with 31 screens for five theaters with 22 screens and $1.1 million in cash. The Company's capital expenditures in connection with such acquisitions and theater development in 1997 and the first nine months of 1998 were approximately $130.5 million. The Company funded these capital expenditures through cash flows from operations, borrowings under the Senior Bank Facility, the proceeds of the securities offerings and the proceeds from the issuance of shares of Common Stock and Convertible Preferred Stock by Holdings.

     The Company currently has three all-stadium-style theaters with 43 screens under construction in Alabama, Missouri and Texas. Including these current construction projects, the Company's remaining 1998-99 theater development program provides for the construction of eight new stadium-style theaters with 116 screens, the addition of 56 stadium-style auditoriums to 10 theaters and the conversion of 82 existing screens into stadium-style auditoriums at 13 theaters. Since January 1998, the Company has closed seven theaters with 27 screens. As a result, by the end of fiscal year 1999, the Company expects to operate approximately 373 stadium screens out of a total of 643 screens. The Company has budgeted $148.1 million for its 1998-1999 theater development program, of which, at September 30, 1998, $23.4 million has been spent on completed projects, $12.6 million has been spent on projects currently under construction and $112.1 million remains to be spent to complete projects currently under construction and remaining projects in the 1998-1999 theater development program. The Company has historically funded its capital expansion needs through the contributed proceeds from issuances by Holdings of its' capital stock, the sale of securities, the Company's revolving credit facilities and funds generated from its operations.

     Currently the Company's direct financing sources are limited to borrowings under its existing Senior Bank Facility. The Senior Bank Facility consists of a revolving credit facility of up to $50 million. At September 30, 1998, the Company had $157.0 million of indebtedness outstanding, $47.0 million of which was indebtedness outstanding under the Senior Bank Facility. Amounts outstanding under the Senior Bank Facility bear interest, at the option of the Company, at either (i) the Eurodollar Rate (as defined therein) or (ii) the Base Rate (as defined therein), plus the Applicable Margin (as defined therein). At September 30, 1998, the applicable interest rate was 8.60%. Borrowings under the Senior Bank Facility are subject to various conditions precedent, including the maintenance of certain financial covenants. Such financial covenants require the Company to comply with specified financial ratios and minimum tests, including minimum interest coverage ratios and maximum leverage ratios. Since November 1997, the Company has amended the Senior Bank Facility on five occasions and received waivers in respect of certain of its financial covenants, on three occasions. In August 1998, the Company received a waiver of certain financial covenants until October 30, 1998. The Company received an extension of such waiver until December 15, 1998. The terms of the current waiver require that the Company or Holdings obtain additional equity on or before December 15, 1998.

     The Company has entered into an exclusive letter of intent providing for the Proposed Equity Issuance. Consummation of the Proposed Equity Issuance would satisfy the terms of the current bank waiver. The letter of intent sets forth certain conditions to the investment, including, but not limited to, completion by the Company of the Proposed Debt Financing. In order to complete the Proposed Debt Financing, the Company will solicit the consent of the majority of the holders of its 10 5/8% Senior Subordinated Notes to certain amendments to the indenture under which such notes are issued. These amendments, among other things, will permit the Company to issue a new series of senior notes and will revise certain other financial covenants. In connection with such amendments, the Company will also amend the indenture to provide for the elimination of all applicable provisions which subordinate the 10 5/8% Senior Subordinated Notes. The Company intends to use the proceeds of the Proposed Debt Financing and the contributed proceeds from the Proposed Equity Issuance to retire the Senior Bank Facility and the Interim Facility and to finance future theater development. If the Company does not obtain the required consent, the Company will have no ability to complete the Proposed Debt Financing.

     Bank of America has provided the Company with $5.0 million of short-term capital under the Interim Facility. All amounts borrowed under the Interim Facility will be backed by a letter of credit or guarantee supplied by Holding's principal stockholder, Beacon. The purpose of the Interim Facility is to provide short-term capital to the Company prior to the completion of the Proposed Equity Issuance and the Proposed Debt Financing. If the letter of credit or guarantee is called upon, the Company will reimburse Beacon by issuing a combination of subordinated debt and equity securities.

     If the Company is not able to consummate the Proposed Equity Issuance and the Proposed Debt Financing for any reason, or otherwise satisfy the terms of the current waiver or obtain another waiver or amendment of the Senior Bank Facility, the Company will not be in compliance with several financial covenants set forth in the Senior Bank Facility immediately upon expiration of the current waiver on December 15, 1998. A failure to comply with such financial covenants could lead to an event of default under the terms of the Senior Bank Facility, which could result in an acceleration of the amounts borrowed thereunder and under the 10 5/8% Senior Subordinated Notes. Such acceleration would have a material adverse effect on the Company and impact its ability to operate in its current form. In such case, the Company will not have sufficient resources or may not have access to sufficient resources to satisfy its obligations under the Senior Bank Facility or the 10 5/8% Senior Subordinated Notes.

USES OF CASH

     Cash (used in) provided by operating activities was ($9.3) million and $2.7 million for the nine months ended September 30, 1998 and 1997, respectively. The payment of accrued interest on the 10 5/8 % Senior Subordinated Notes, increased net loss and decrease in accounts payable in the first nine months of 1998 contributed to the increase in cash used in operating activities as compared to the third quarter of 1997.

     Cash used in investing activities was $41.5 million and $76.9 million for the nine months ended September 30, 1998 and 1997, respectively. Investing activities consist of theater development and acquisition and remodeling and expansion of existing theaters. Cash provided by financing activities was $46.2 million and $79.8 million for the nine month periods ended September 30, 1998 and 1997, respectively.

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

     The Company is dependent on computer systems and applications to conduct business. Based on a current assessment of its computer systems and applications, the Company believes that it will not experience any material Year 2000 problems with its computer systems. The Company estimates that it has spent approximately $800,000 on Year 2000 issues year to date and estimates that it will spend $1.9 million to remediate any Year 2000 issues over the next year. Costs associated with Year 2000 issues will be funded through operating cash flows.

     NEW ACCOUNTING PRONOUNCEMENTS

     During fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires new disclosures of segment information in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. This statement will become effective for the Company in fiscal 1998. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     During fiscal 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-1 requires companies to capitalize certain internal-use software costs once certain criteria are met. SOP 98-5 requires costs of start-up activities to be expensed when incurred. SOP 98-1 and SOP 98-5 are effective for fiscal years beginning after December 15, 1998. Adoption of these statements is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

   *4.6 First Amendment to Registration Rights Agreement, date as of December 17, 1997, by and among Hollywood Theater Holdings, Inc., Hoak Communications Partners, L.P., HCP Capital Fund, L.P. and HCP
          1997 Authorized Employee Fund.

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



Date: November 12, 1998                /s/ Thomas W. Stephenson, Jr.
      -----------------                -----------------------------
                                       Thomas W. Stephenson, Jr.
                                       Chief Executive Officer



Date: November 12, 1998                /s/ James R. Featherstone
      -----------------                -----------------------------
                                       James R. Featherstone
                                       Chief Financial Officer