Form 10-K405
period 1998-12-31
HOLLYWOOD THEATERS INC; HOLLYWOOD THEATRE HOLDINGS INC; CROWN THEATRE CORP
filed 1999-03-31
CIK 1046282, 1052050, 1052051

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from     to

        Commission File Numbers 333-36736, 333-36736-01 & 333-36736-02

                            Hollywood Theaters, Inc
                       Hollywood Theater Holdings, Inc.
                           Crown Theatre Corporation
          (Exact Name of Registrants as Specified in their Charters)

               Delaware                                75-2598844
               Delaware                                75-2605571
               Missouri                                43-1530337
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)


                                                          75219
  2911 Turtle Creek Blvd., Dallas,                      (Zip Code)
                Texas
   (Address of Principal Executive
              Offices)

      Registrant's telephone number, including area code: (214) 528-9500

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  There is no established public trading market for any of the registrants' common stock. As of March 30, 1999, there were 120,072 shares of common stock of Hollywood Theater Holdings, Inc. outstanding; 9,250 shares of common stock of Hollywood Theaters, Inc. outstanding, all of which are owned by Hollywood Theater Holdings, Inc.; and 500 shares of common stock of Crown Theatre Corporation outstanding, all of which are owned by Hollywood Theaters, Inc.

                   Documents Incorporated by Reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            HOLLYWOOD THEATERS, INC.

                        HOLLYWOOD THEATER HOLDINGS, INC.

                           CROWN THEATRE CORPORATION

                           Annual Report on Form 10-K
                  For the fiscal year ended December 31, 1998

                               Table of Contents

                                     PART I

 Item 1--  Business                                                           3

 Item 2--  Properties                                                        16

 Item 3--  Legal Proceedings                                                 16

 Item 4--  Submission of Matters to a Vote of Security Holders               17

                                    PART II

           Market for Registrants' Common Equity and Related Stockholder
 Item 5--  Matters                                                           19

 Item 6--  Selected Financial Data                                           20

 Item 7--  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         21

 Item 7A-- Quantitative and Qualitative Disclosures About Market Risk        29

 Item 8--  Financial Statements and Supplementary Data                       29

 Item 9--  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          30

                                   PART III

 Item 10-- Directors and Executive Officers of the Registrants               30

 Item 11-- Executive Compensation                                            32

 Item 12-- Security Ownership of Certain Beneficial Owners and Management    39

 Item 13-- Certain Relationships and Related Transactions                    42

                                    PART IV

           Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14-- 8-K                                                               45

                           HOLLYWOOD THEATERS, INC.
                       HOLLYWOOD THEATER HOLDINGS, INC.
                           CROWN THEATRE CORPORATION

                                    PART I

Item 1. Business

  Hollywood Theaters, Inc. ("Hollywood" or the "Company") operates theaters in small and mid-sized markets in the Southwestern and Midwestern regions of the United States. The Company's strategy is to provide a superior entertainment experience to its customers through the development and operation of theaters with stadium-style seating, state-of-the-art digital sound systems and modern, attractive lobby and concession areas. As of December 31, 1998, the Company operated 72 theaters with a total of 484 screens, located principally in Texas, Oklahoma, Kansas and Missouri.

  Founded in June 1995, the Company has grown rapidly by: (i) acquiring theaters; (ii) building new multiplex theaters featuring "black box" auditoriums with stadium-style seating in targeted markets; and (iii) adding stadium-style auditoriums and state-of-the-art sight and sound systems to its existing theaters.

  The Company is a wholly-owned subsidiary of Hollywood Theater Holdings, Inc. ("Holdings"). The principal stockholders of Holdings include The Beacon Group III--Focus Value Fund, L.P. ("BGFVF"), Stratford Capital Partners, L.P. and Stratford Equity Partners, L.P. (collectively, "Stratford") and several entities associated with the Hoak Communications Funds (the "Hoak Entities"). See "Item 12. Security Ownership of Certain Beneficial Owners and Management-- Principal Stockholders." Crown Theatre Corporation ("Crown"), the Company's sole subsidiary, currently owns and operates three motion picture theaters and has been wholly-owned by either Holdings or the Company since Crown was acquired on November 1, 1996. With respect to the business of Hollywood and unless the context otherwise requires, references in this document to the "Company" include Hollywood Theaters, Inc. and Crown Theatre Corporation.

  The Company is a Delaware corporation with its principal executive offices located at 2911 Turtle Creek Boulevard, Suite 1150, Dallas, Texas 75219 and its telephone number at that location is (214) 528-9500.

 Industry Overview

  Based on industry sources, the Company believes that the North American motion picture exhibition industry is comprised of approximately 525 exhibitors, approximately 285 of which operate four or more total screens. At December 31, 1998, the ten largest exhibitors operated approximately 53% of the total screens in operation, with no one exhibitor operating more than approximately 11% of the total screens. From 1986 through 1998, the net number of screens in operation in the United States increased from approximately 20,000 to approximately 34,200.

  One of the most important industry trends in recent years is the development of multiplex theaters with stadium-style seating and digital sound. These theaters set new standards for moviegoers, who have demonstrated a preference for the more modern facilities, wider variety of films, better customer service and more comfortable seating typical of these newer multiplexes.

  According to data released by the Motion Picture Association of America, the U.S. box office sales of approximately $6.9 billion in 1998 was a record for the industry. Overall attendance has grown modestly during the most recent eight year period. The Company believes that the primary reason for the variances in the year-to-year attendance is the overall audience appeal of the films released and to a lesser extent general economic conditions. The following table represents the results of a survey by the Motion Picture Association of America outlining the historical trends in U.S. theater attendance, average ticket prices and box office sales for the last eight years.

                                                                       U.S. Box
                                                              Average   Office
                                                   Attendance Ticket    Sales
      Year                                         (Millions)  Price  (Billions)
      ----                                         ---------- ------- ----------
      1991........................................   1,141     $4.21    $4.80
      1992........................................   1,173      4.15     4.87
      1993........................................   1,244      4.14     5.15
      1994........................................   1,292      4.18     5.40
      1995........................................   1,263      4.35     5.49
      1996........................................   1,339      4.42     5.91
      1997........................................   1,400      4.57     6.40
      1998........................................   1,486      4.70     6.95

  The Company believes that as a result of increased revenues from the successful release of films in both movie theaters and other distribution channels, film production companies have increased the number of films being produced in recent years. The increased revenue potential from film distribution in recent years can be attributed to increased demand resulting from the domestic and international growth of the movie theater industry and the home video industry, and the significantly increased channel capacity created by enhanced cable and satellite-based transmission systems. Moreover, the Company believes independent producers and distributors, such as Gramercy Pictures, New Line Cinemas, Castle Rock Entertainment and Dreamworks SKG, should help increase motion picture production. The Company believes that an increasing supply of quality feature films and "event" films exhibited with advanced projection and stereo sound equipment, such as Digital Theater Sound Systems, Dolby(R) Digital Sound and SONY Dynamic Digital Sound, and THX(R) sound systems will enhance the movie going experience and will increase theater attendance of exhibitors, such as the Company, with modern multiplex theaters designed to exhibit such motion pictures.

 Business Strategy

  The Company believes that moviegoers have indicated their preferences for the unique entertainment features, more attractive theater surroundings, better customer services and more comfortable seating typical of stadium-style multiplexes. Stadium-style multiplex theaters also enhance the Company's ability to increase attendance and concession sales while taking advantage of economies of scale by concurrently exhibiting a wider variety of films with more show times.

  The Company's strategy has been to increase its revenues, cash flow and earnings by (i) constructing new stadium-style theaters and auditoriums in existing target markets; (ii) targeting under-served markets for new stadium-style theater development; (iii) providing a superior entertainment experience designed to attract larger audiences; and (iv) increasing per capita box office and concession revenues. However, this strategy has not resulted in the generation of cash flow and earnings sufficient to meet the Company's liquidity needs, due in large part to significant competition experienced by the Company in markets in which the Company operates. During 1998, the Company sought to refine its business strategy in response to competitive and market conditions. During this period, the Company also explored various financing options to carry out its business plans but, as of December 31, 1998, the Company had no firm financing commitments to complete its theater construction and development plans. In March 1999, the Company entered into agreements to recapitalize the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Liquidity--Proposed Recapitalization Transactions."

 Theater Operations

  As of December 31, 1998, the Company operated 72 theaters with an aggregate of 484 screens in six states and an average of 6.7 screens per theater. The following table profiles the Company's theaters at December 31, 1998:

                          Profile of Company Theaters

                            Stadium-Style Theaters

                                                                       Average
                                                     Total   Total     Screens
    State                                           Screens Theaters Per Theater
    -----                                           ------- -------- -----------
   Texas...........................................    63       5       12.6
   Oklahoma........................................    26       2       13.0
   Kansas..........................................    12       1       12.0
   Missouri........................................    28       2       14.0
                                                      ---     ---       ----
     Total Stadium-Style...........................   129      10       12.9

                              First Run Theaters

                                                                       Average
                                                     Total   Total     Screens
    State                                           Screens Theaters Per Theater
    -----                                           ------- -------- -----------
   Texas...........................................    70      10        7.0
   Oklahoma........................................    84      13        6.5
   Kansas..........................................    52      11        4.7
   Missouri........................................    27       5        5.4
   Ohio............................................    11       1       11.0
   Idaho...........................................     4       1        4.0
                                                      ---     ---       ----
     Total First Run...............................   248      41        6.0

                               Discount Theaters

                                                                       Average
                                                     Total   Total     Screens
    State                                           Screens Theaters Per Theater
    -----                                           ------- -------- -----------
   Texas...........................................    72      13        5.5
   Oklahoma........................................    12       2        6.0
   Kansas..........................................     4       1        4.0
   Missouri........................................    13       3        4.3
   Ohio............................................     4       1        4.0
   Idaho...........................................     2       1        2.0
                                                      ---     ---       ----
     Total Discount................................   107      21        5.1

  At December 31, 1998, the Company operated 129 stadium-style screens at ten newly built all-stadium theaters compared to 80 stadium-style screens at seven newly built all-stadium theaters at December 31, 1997. These stadium-style theaters contributed approximately 16% and 29% of the Company's revenues and theater level cash flow, respectively, in 1997 and approximately 32% and 56% of the Company's revenues and theater level cash flow, respectively, in 1998.

  At December 31, 1998 the Company operated 41 first run theaters with an aggregate of 248 screens, including 15 stadium-style screens at two traditional first run theaters compared to 53 first run theaters with an aggregate of 288 screens, including six stadium-style screens at two traditional first run theaters at December 31, 1997. The Company's first run theaters contributed approximately 71% and 67% of the Company's revenues and theater level cash flow, respectively, in 1997 and approximately 58% and 46% of the Company's revenues and theater level cash flow, respectively, in 1998.

  At December 31, 1998, the Company operated 21 discount theaters with an aggregate of 107 screens compared to 21 discount theaters with an aggregate of 101 screens at December 31, 1997 which exhibit second run movies and charge lower admission prices (typically $1.00-$1.50) than its stadium and first run theaters. The terminology "second run" is an industry term for the showing of movies after a film has completed its initial run at a first run theater. These movies are of the same high quality as those shown at the Company's first run theaters but, due to the film's second run status, the Company pays lower film rental costs. The Company's discount theaters contributed approximately 13% and 4% of the Company's revenues and theater level cash flow, respectively, in 1997 and approximately 10% and a negative 2% of the Company's revenues and theater level cash flow respectively, in 1998.

  The Company is committed to providing customers in all of its theaters with a premium moviegoing experience by emphasizing clean, conveniently located and modern facilities with state-of-the-art equipment. The Company has undertaken improvements in screens and projection systems, as well as lobby facilities and design. The Company has incorporated wider, more comfortable seats with armrests and cup holders in its newly constructed theaters. The Company also invests in high quality projection and stereo sound equipment to enhance the movie going experience. Technical sound enhancements adopted by the Company include Digital Theater Sound Systems, Dolby(R) Digital Sound and SONY Dynamic Digital Sound. Management estimates that a majority of films in 1999 will have digital soundtracks available as an alternative to the standard stereo soundtrack. At December 31, 1998, 100% and approximately 97% of the Company's stadium-style auditoriums were equipped with stereo sound and digital sound capabilities, respectively, and approximately 82% and 29% of the Company's first run auditoriums were equipped with stereo sound and digital sound capabilities, respectively.

  The Company's corporate office, which employed approximately 66 individuals as of December 31, 1998, is responsible for theater development and site selection, lease negotiation, theater design and construction, film licensing and settlements, concession vendor negotiations and financial and accounting activities. The Company's theater operations are divided into five geographic divisions, each of which is headed by a district manager. The Company's district managers are responsible for implementing Company operating policies and supervising the managers of the individual theaters. Theater managers are responsible for the day-to-day operations of the Company's theaters including optimizing staffing, developing theater promotions, ordering concession inventory, maintaining a clean and functioning facility and training theater staff. The Company maintains an incentive compensation program for its district managers and theater managers, which rewards managers for incremental improvements in theater profitability. In addition, employees who directly sell concessions are also rewarded for increased concession sales through theater-based bonuses and contests sponsored by individual theater managers.

 Theater Development

  The Company's strategy has emphasized the development of new multiplex theaters with stadium-style auditoriums showing first-run feature films. The Company has designed prototype multiplex theaters, which can be adapted to suit the size requirements of a particular location and the availability of parking. The Company's multiplex theaters are designed to create an inviting and patron-friendly experience for the customer. The multiplex theaters typically contain auditoriums having from 100 to 300 seats each and feature stadium-style seating for enhanced viewing, comfortable highback seats with cupholder armrests, "black-box" auditorium interiors (all black auditorium interiors to enhance viewing), maximum size screens and digital stereo surround-sound. The exterior and common areas of these theaters are designed with neon and tile, and common areas include multiple concession stands, video game areas and private party rooms adjacent to the theater lobby. The Company believes that stadium-style auditoriums with black-box interior and digital sound will provide an entertainment experience which is superior to that available at a conventional theater. More importantly, the Company believes that construction and operation of high quality theaters provides significant competitive advantages as theater patrons and film distributors have demonstrated a preference for multiplex theaters and the premium movie going experience they can provide.

  Multiplex theaters generally enhance the Company's operating efficiency. Multiplex theaters enable the Company to offer a wide selection of films attractive to a diverse group of patrons residing within the drawing area of a particular theater complex. Because the percentage amount of film rental fees decreases over the course of a run, varied auditorium seating capacities within the same theater enable the Company to reduce average film rental costs (and thereby increase operating margins) by exhibiting films for a longer period of time through the shifting of films to smaller auditoriums to meet changing attendance levels. In addition, operating efficiencies are realized through the economies of having common box office, concession, projection, lobby and restroom facilities, which enable the Company to spread certain costs, such as payroll, advertising and rent, across a higher revenue base. Staggered movie starting times also minimize staffing requirements, reduce lobby congestion and contribute to more desirable parking and traffic flow patterns.

  The Company continually evaluates existing and new markets for potential theater locations. The Company generally seeks to develop theaters in film licensing zones that are underserved as a result of changing demographic trends or that are served by aging theater facilities. Some of the factors the Company considers in determining whether to develop a theater in a particular location are the market's population and average household income, proximity to retail corridors, convenient roadway access and proximity to competing theaters.

  The Company's construction program focuses on building stadium-style seating multiplexes with an average of ten to 14 screens and adding stadium-style seating auditoriums to select existing theaters. The Company plans its theater construction efforts to allow for theater openings that can take advantage of peak summer and year-end holiday film seasons.

  The following tables set forth the Company's completed stadium-style auditorium developments since its inception in July 1995, including the development of new stadium-seat multiplex theaters and the addition of stadium-style auditoriums to existing theaters.

                       Stadium-Style Theater Development

                                 New Theaters

                                                      Number of             Number of
   Opening Date*             Location                 Theaters               Screens
   -------------        ------------------           -----------           ------------
   November 1996        Midland, Texas                 1 theater             10 screens
   May 1997             Beaumont, Texas                1 theater             12 screens
   May 1997             Tyler, Texas                   1 theater             10 screens
   May 1997             Lawrence, Kansas               1 theater             12 screens
   December 1997        Norman, Oklahoma               1 theater             14 screens
   December 1997        Columbia, Missouri             1 theater             14 screens
   May 1998             Tulsa, Oklahoma                1 theater             12 screens
   November 1998        Odessa, Texas                  1 theater             11 screens
   December 1998        Joplin, Missouri               1 theater             14 screens
   February 1999        Mobile, Alabama                1 theater             18 screens
                                                     -----------           ------------
     Total                                           10 theaters            127 screens
     Average number of screens per
      theater                                                              12.7 screens

--------
* In most instances, theaters are opened with fewer than the total number of screens, with the remaining screens opening within the next several weeks.

                        Stadium-Style Screen Additions

                                            Number of Screens
                                                Added to            Total Resulting
   Opening Date*         Location           Existing Theaters           Screens
   -------------      ---------------       -----------------       ---------------
   July 1996          Burleson, Texas           2 screens             10 screens
   November 1997      Heath, Ohio               5 screens             11 screens
   July 1998          Burleson, Texas           4 screens             14 screens
   May 1998           Tyler, Texas              4 screens             14 screens
                                               ----------
     Total                                     15 screens

--------
* In most instances, theaters are opened with fewer than the total number of screens, with the remaining screens opening within the next several weeks.

 Theater Acquisitions

  Since its inception, a significant amount of the Company's growth has come through the acquisition of existing theaters. In each of 1996 and 1997, the Company acquired a total of 62 and 18 theaters, respectively, with an aggregate of 270 and 120 screens, respectively. The Company did not acquire any theaters in 1998.

                    Completed Acquisitions Since Inception

                                       Number of    Number of
  Date of                               Theaters     Screens
Acquisition        Acquisition          Acquired    Acquired          Location
-----------  ------------------------ ------------ ----------- ----------------------
July 1995    Trans Texas              11 Theaters   70 Screens Texas, Oklahoma
April
 1996        Cinemore                  6 Theaters   33 Screens Texas
August
 1996        Beaumont Cinema Ventures  2 Theaters    5 Screens Texas
November
 1996        Crown Theater            33 Theaters  138 Screens Kansas, Missouri, Ohio
November
 1996        United Artists           19 Theaters   86 Screens Texas, Oklahoma, Idaho
November
 1996        General Cinema            2 Theaters    8 Screens Texas
May 1997     United Artists            2 Theaters   12 Screens Texas
June 1997    Escape Theatres           2 Theaters   14 Screens Texas
August
 1997        General Cinema            7 Theaters   50 Screens Oklahoma
September
 1997        Waco City Lights          1 Theater    16 Screens Texas
October
 1997        Dickinson                 5 Theaters*  22 Screens Kansas, Missouri
October
 1997        Tomball                   1 Theater     6 Screens Texas

--------
*Theaters were acquired in exchange for six theaters with 31 screens operated by the Company.

 Concessions

  Concession sales are the Company's second largest revenue source after box office revenues, representing approximately 35% of total revenues for 1998. The Company has devoted considerable management effort to increasing concession sales and margins. The Company's primary concession products are Coca Cola(R) beverages, popcorn, hot dogs, nachos and candy.

  The Company has continued to introduce new concession products designed to attract additional concession purchases. New offerings have included bottled water, specialty coffees and frozen carbonated beverages such as Icees(R). In addition, the Company continues to look for new selling techniques to boost concessions sales. For instance, in an effort to increase concession revenues per patron, the Company has increased the sizes and upgraded the containers in which its concession products are sold. The Company now also includes sales tax in the price of its concession products, rounding up the price to the nearest twenty-five cents, in order to serve customers more rapidly.

  The Company has found that the placement, design and appearance of concession stands are also key factors in improving sales. Accordingly, the Company's new theaters are designed to include larger concession stands, with each stand having multiple service stations to make it easier to serve larger numbers of customers rapidly. The optimal placement of large concession stands within theaters also heightens their visibility, aids in reducing the length of concession lines and improves traffic flow around the concession stands. The Company has redesigned the concession areas in most of its older theaters to incorporate many of these features. In addition, the Company has installed color video monitors in the concession areas of most of its first run theaters so that customers may watch trailers of coming attractions while waiting in line. The Company bases a portion of theater managers' compensation on the level of concession sales at their theaters. In addition, employees who directly sell concessions are also rewarded for increased concession sales through theater-based bonuses and contests sponsored by individual theater managers.

  These improvements in the Company's concession operations have led to an increase of 10.1% in the per capita concession revenues in the Company's theaters during 1998 as compared to 1997.

  In order to control the cost of concession items, the Company negotiates prices for its concession supplies directly with concession vendors on a bulk rate basis and distributes its concession supplies through two concession contract distributors. The Company's largest concession vendor is The Coca Cola Company. In April 1997, the Company signed a five-year supply contract with The Coca Cola Company to supply soft drinks and other products to all of its theaters.

 Film Licensing

  The Company licenses films from distributors owned by major film production companies and from independent film distributors that typically distribute films for smaller production companies. Film licensing is done on a film-by-film and theater-by-theater basis. Prior to negotiating for a film license, the Company's film buyers evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental expense, expected Motion Picture Association of America rating and the outlook for other upcoming films. Successful licensing depends greatly upon the exhibitor's knowledge of trends and historical film preferences of the residents in markets served by each theater, as well as on the availability of commercially successful motion pictures.

  For first run films, film distributors typically establish geographic zones and offer each available film to theaters within that zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region, and can range from a radius of three to five miles in major metropolitan and suburban areas to up to 15 miles in small towns. Each film, regardless of the distributor, is generally licensed to only one theater in each zone. New film releases are licensed at the discretion of the film distributors on an allocation or previewed bid basis. In film zones where the Company has little or no competition, the Company selects films from among those offered, permitting the Company to exhibit many of the most commercially successful films in these zones. In film zones where the Company faces competition, the Company usually licenses films on an allocation basis. Under an allocation process, a distributor will decide on a picture-by-picture, theater-by-theater basis which exhibitor will be offered a movie and then that exhibitor will negotiate directly with the distributor for the film. In recent years, distributors have generally used this allocation process rather than a bidding process to license their films. For second run films, film distributors establish availability on a market-by-market basis after the completion of exhibition at first run theaters, and permit each theater within a market to exhibit such films without regard to film zones.

  The Company licenses films through its booking office located at the Company's corporate headquarters in Dallas, Texas. All of the major motion picture studios and distributors also maintain offices in Dallas. The Company's film bookers have significant experience in the theater industry and have developed long-standing relationships with the film distributors. Each film booker is responsible for a geographic region and maintains relationships with representatives of each of the major motion picture studios and distributors having responsibility for their respective geographic regions. The Company licenses films from all of the major distributors and is not dependent on any one studio for motion picture product.

  A film license typically specifies rental fees to be paid to the distributor based on the higher of either a gross receipts formula or a theater admissions revenue sharing formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage generally declining over the term of the run. First run film rental percentages usually begin at 70% of box office receipts and gradually decline to as low as 30% over a period of four to seven weeks. Under the theater admissions revenue sharing formula (commonly known as the "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts over a negotiated reimbursement for theater expenses. Second run film rental percentages typically begin at 35% of box office receipts and decline to 30% after the first week. Most distributors follow an industry practice of adjusting or renegotiating the terms of a film license after the exhibition of the film based upon the film's success.

  The Company's business is dependent upon the availability of commercially successful movies and upon its relationship with motion picture distributors. During 1998, there were seven major distributors whose films accounted for a substantial portion of admission revenues and top grossing films. These are Sony Releases, Buena Vista Distribution (Disney), Universal Film Exchanges, Warner Bros. Distribution, Twentieth Century Fox, Paramount Pictures and New Line Cinema. There are numerous other smaller distributors and no single distributor dominates the market. From year to year, the Company's revenues attributable to individual distributors may vary significantly depending on the commercial success of such distributor's films in any given year. For 1998, the percentage of the Company's admission revenues attributable to each of its significant distributors were 12%, 21%, 10%, 12%, 15%, 21% and 5%, respectively. The Company believes that its relationships with its film distributors are good.

 Marketing

  In order to attract customers, the Company relies principally upon newspaper display advertisements (substantially paid for by film distributors) and newspaper directory film schedules (generally paid for the by the exhibitor) to inform patrons of film titles and show times. Newspaper directory film display advertisements are typically displayed in a single group for all of the Company's theaters located in the newspaper's circulation area. Radio and television advertising spots (generally paid for by film distributors) are used to promote certain movies and special events. The Company also exhibits previews in its theaters of coming attractions and films presently playing on the other screens which it operates in the same theater or market. Upon the opening of a new theater, the Company undertakes additional one-time marketing efforts, such as special promotions, advertising and contests.

 Management Information Systems

  The Company has made a significant commitment to its management information systems in order to enhance its ability to control costs and efficiently manage the Company's theaters. The Company's management information system provides corporate management by 8:00 a.m. each day with detailed admission and concession revenue information as well as attendance figures from the previous day. This information allows management to make quick adjustments to movie schedules, including prolonging runs or adding screens for movies with higher gross revenues and substituting films when gross revenues cease to meet goals. Real-time seating and box office information is available to box office personnel, making it possible for theater management to avoid overselling a particular film and providing faster and more accurate response to customer inquiries regarding showings and available seating. The information system also tracks concession sales and total deposits, leading to better inventory management and control.

 Competition

  The motion picture exhibition industry is highly competitive, particularly in licensing films, attracting patrons and finding new theater sites. There are approximately 525 participants in the North American motion picture exhibition industry. Industry participants vary substantially in size, from small independent operators of a single screen theater to large national chains of multi-screen theaters affiliated with entertainment conglomerates. The Company competes against local, regional and national exhibitors, most of which have been in existence significantly longer than the Company and many of which have substantially greater financial resources than the Company.

  The Company believes that competition is often intense with respect to licensing films and attracting patrons. In film zones where the Company has little or no competition, the Company selects films it thinks will be most commercially successful from those offered. In film zones where the Company faces competition, the Company usually licenses films on an allocation basis. The Company believes that the principal competitive factors in licensing films include licensing terms, the seating capacity, location, quality and reputation of an exhibitor's theaters, the quality of projection and sound equipment at the theaters and the exhibitor's ability and willingness to promote the films. See "--Film Licensing." Competition for patrons is dependent upon factors such as the availability of popular films, the location of theaters, the comfort and quality of theaters and ticket prices.

  Some of the Company's competitors have also sought to increase the number of stadium-style theaters and screens in operation. Such increases may cause certain local markets or portions thereof to have too many screens for the population, thereby negatively affecting the earnings of non-stadium-style theaters in the market. At the same time, there has been a consolidation among exhibitors. At December 31, 1998, the ten largest motion picture exhibition companies operated approximately 53% of the total screens in operation, with no one exhibitor operating more than 11% of the total screens.

  The motion picture exhibition industry faces competition from a number of motion picture exhibition delivery systems such as network, syndicated, cable and satellite television, pay-per-view and home video systems. Despite the proliferation of these delivery systems, theater admission revenues have increased during each of the last four years. However, the full extent to which these alternative motion picture delivery systems will compete with traditional theatrical release may not be known for several years, and there can be no assurance that these alternative motion picture exhibition delivery systems will not in the future adversely affect attendance at the Company's theaters. In addition, the entertainment industry has experienced rapid technological change. As a result, the Company may face competition in the future from new technologies that are not yet developed. Movie theaters also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

 Regulation

  The distribution of motion pictures is regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The consent decrees resulting from those cases, to which the Company was not a party, bind certain major motion picture distributors and require the films of such distributors to be offered and licensed to exhibitors, including the Company, on a film-by-film and theater-by-theater basis. Consequently, the Company cannot assure itself of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for its licenses on a film-by-film and theater-by-theater basis. See "--Film Licensing."

  The Company is subject to various general regulations applicable to its operations including the Americans with Disabilities Act of 1990, as amended (the "ADA"). The Company has evaluated the Company's existing theaters and its specifications for new theaters and made changes to such theaters and specifications. The Company believes its theaters and specifications for new theaters substantially comply with the regulations of the ADA. However, the Company is currently party to a lawsuit challenging its compliance with the ADA at one of its theaters and there can be no assurance that the Company will prevail in such lawsuit. See "Item 3. Legal Proceedings."

 Employees

  As of December 31, 1998, the Company had approximately 1,846 employees, of which approximately 90% are part-time employees who are paid on an hourly basis. None of the Company's employees are members of unions or covered by collective bargaining agreements. The Company believes its relations with its employees are good.

 Risk Factors

  This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts included in this document, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, those disclosed immediately below and elsewhere throughout this document. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

  Substantial Indebtedness. The Company is highly leveraged. At December 31, 1998, the Company had $164.8 million of indebtedness outstanding. This includes $54.8 million of senior indebtedness outstanding under the Amended and Restated Credit Agreement, dated as of August 7, 1997, among Holdings, the Company, the banks and other financial institutions that are a party thereto and Bank of America National Trust and Savings Association ("Bank of America"), as Administrative Agent (as amended, the "Senior Bank Facility"), and $110.0 million principal amount of outstanding 10 5/8% Senior Subordinated Notes due August 1, 2007 (the "Notes"). At March 30, 1999, the Company had $182.4 million of indebtedness outstanding, comprised of $110.0 million under the Notes and $72.4 million of senior indebtedness (which includes a letter of credit of $189,000) under the Senior Bank Facility which limits borrowings to a total of $75.0 million. The degree to which the Company and Holdings are leveraged could have important consequences to the Company and the holders of the Notes, including: (i) a substantial portion of the Company's and Holdings' cash flow from operations is dedicated to the payment of interest and (ii) such leverage could limit the Company's and Holdings' ability to fund operations and future growth. The Company's and Holdings' ability to make scheduled payments or to refinance their indebtedness depends on their financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business, competitive and other factors, some of which are beyond their control. The Company's and Holdings' operating results are not sufficient for payment of the Company's and Holdings' indebtedness.

  Current Event of Default; Risks Related to Potential Failure to Consummate the Proposed Recapitalization Transactions. Since the last quarter of 1997, the Company has experienced difficulty meeting certain of the Senior Bank Facility financial covenants. Since November 1997 and through March 30, 1999, the Company has obtained several waivers in respect of certain financial covenants and amended the Senior Bank Facility on 13 occasions in connection therewith. On January 14, 1999, the Company received a waiver of certain financial covenants until June 30, 1999. However, in connection with obtaining such waiver, the final maturity of the Senior Bank Facility was moved up from August 7, 2002 to June 30, 1999.

  On February 1, 1999, the Company failed to make a scheduled interest payment on the Notes, which constituted an event of default under the Senior Bank Facility. On February 1, 1999, the Company and the lenders under the Senior Bank Facility (the "Lenders") entered into a Forbearance Agreement whereby the Lenders waived such event of default until March 1, 1999. On March 4, 1999, the Company and the Lenders entered into a second Forbearance Agreement whereby the Lenders again waived, subject to certain conditions, such event of default until the earlier of (i) the consummation or expiration of the Offer (as defined below); (ii) April 30, 1999; or (iii) the termination of such Forbearance Agreement in accordance with its terms. Although the Lenders have entered into the Forbearance Agreement, such Lenders are still permitted to deliver a "blockage notice" to the Trustee (as defined below), prohibiting the payment of any principal of, premium or interest on, or in respect of the purchase or other acquisition of, or defeasance of, the Notes.

  Since the Company did not make such scheduled interest payment on the Notes on or prior to March 3, 1999, an Event of Default occurred under the Indenture, dated as of August 7, 1999 (the "Indenture") among the Company, Holdings and Crown, each as guarantors, and U.S. Trust Company of Texas, N.A., as trustee (the "Trustee"), pursuant to which the Notes were issued. The occurrence of such Event of Default under the Indenture allows the Trustee and the holders of at least 25% in aggregate principal amount of Notes to declare all the Notes to be immediately due and payable. The current Forbearance Agreement with the Lenders provides that such agreement will terminate immediately and automatically upon the exercise of any right or remedy under the Indenture by any party.

  On March 3, 1999, the Company announced the proposed Recapitalization Transactions (as defined and discussed below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Liquidity--Proposed Recapitalization Transactions"). The Company intends to use the proceeds from the Recapitalization Transactions to repay and retire the Senior Bank Facility and to fund the Offer and the Consent Solicitation (as defined below). The availability of any future borrowings under the Senior Bank Facility, under which a total of $2.6 million was available as of March 30, 1999, is subject to BGFVF's agreement to fund such borrowings pursuant to the Participation Agreement. If the Company is not able to consummate the Recapitalization Transactions for any reason, including the failure to consummate the Offer, and if the amounts due under the Senior Bank Facility or the Notes are accelerated as described above, the Company will not have sufficient resources, and may not have access to sufficient resources, to satisfy timely its obligations under the Senior Bank Facility or the Notes, including the repayment of all amounts outstanding thereunder. The Company's lack of adequate liquidity and financing sources raise substantial doubt about the Company's ability to continue as a going concern. Regardless of whether the Senior Bank Facility or the Notes are accelerated, if the Recapitalization Transactions are not consummated, there is a substantial prospect that the Company and Holdings would be required to seek protection under the U.S. Bankruptcy Code.

  Restrictive Financial Covenants. The Indenture under which the Notes were issued contains a number of significant covenants that restrict, among other things, the Company's ability to incur additional indebtedness, make acquisitions or asset dispositions, create or incur liens on its assets, make certain payments and dividends or merge or consolidate. The Company's ability to comply with such covenants and other restrictions contained in the Indenture may be affected by events beyond the Company's control, including prevailing economic, financial and industry conditions. An event of default has occurred under the Indenture as a result of the Company's failure to make a scheduled interest payment on the Notes on or prior to March 3, 1999 and could result in an acceleration of the indebtedness outstanding under the Notes.

  In addition, the Senior Bank Facility contains significant restrictions, including the maintenance of certain financial ratios. Since the last quarter of 1997, the Company has experienced difficulty meeting certain of the Senior Bank Facility financial covenants. Since November 1997 and through March 30, 1999, the Company has obtained several waivers in respect of certain financial covenants and amended the Senior Bank Facility on 13 occasions in connection therewith. The Company is currently operating under a waiver of certain of the financial conditions contained in the Senior Bank Facility. The Company's failure to make a scheduled interest payment on the Notes also constituted an event of default under the Senior Bank Facility, as to which the Lenders thereunder and the Company have entered into a Forbearance Agreement. The Company cannot represent that it will be able to comply with the covenants and restrictions under the Indenture or the Senior Bank Facility in the future. Furthermore, the Company cannot represent that it will have sufficient resources or have access to sufficient resources to satisfy its obligations under the Notes or to satisfy timely the Senior Bank Facility if such indebtedness were to be accelerated. For additional information regarding the Company's financing arrangements and liquidity concerns, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Liquidity."

  Substantial Capital Expenditures. During 1998, the Company opened three newly built stadium theaters with 37 screens. At December 31, 1998, the Company had one stadium theater with 18 screens under construction, which opened in February, 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's capital expenditures in connection with stadium theater development in 1998 was approximately $67.2 million. The Company funded these capital expenditures through cash flow from operations and borrowings under the Senior Bank Facility. Any future development and future acquisitions may require financing in addition to cash generated from operations and future borrowings under the Senior Bank Facility. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

  Dependence Upon Motion Picture Production and Performance; Relationship with Film Distributors. The Company's business is dependent upon a number of factors, among the most important of which are the availability of suitable motion pictures for exhibition in its theaters, the performance of such films in the Company's markets and the terms upon which the films are licensed. Poor performance of films or a disruption or reduction in the production of motion pictures by the major studios and/or independent producers could have a material adverse effect on the Company's business and its results of operations. Since the major film distributors have historically released those films which they anticipate will be the most successful during the summer and year-end holiday seasons, poor performance of such films or a disruption or reduction in the number of films released during such periods could adversely affect the Company's results for a particular quarter. Moreover, to the extent that certain "event" films are distributed more widely than in the past, the Company's margins may be hurt as a result of the higher film licensing fees payable during the early period of a film's run. In addition, the Company's business depends to a significant degree on maintaining good relations with the major film distributors who are responsible for allocating films to the Company's theaters. If the Company's relationship with one or more of the major film distributors were to deteriorate for any reason, the Company could find it more difficult to schedule the most commercially successful films in its theaters, thereby adversely affecting the Company's results of operations. See "Item 1. Business--Film Licensing."

  Significance of Price Terms. Price terms of film licenses also affect the Company's results. Recently, more distributors have been licensing films under firm term fee arrangements, under which the final terms are negotiated at the time of licensing, instead of an a settlement basis, under which the terms are adjusted subsequent to the exhibition of a motion picture. Firm term arrangements can result in the Company retaining a lower percentage of admissions, particularly when a film plays off more quickly than expected at the time of the arrangement were negotiated.

  Competition. The motion picture exhibition industry is highly competitive. The Company competes against a number of local, regional and national exhibitors, most of which have been in existence significantly longer than the Company and many of which have substantially greater financial resources than the Company. If the Company's competitors develop or operate stadium-style theaters in the Company's markets, the Company's results of operations could materially and adversely be affected.

  The Company believes that competition is often intense with respect to licensing motion pictures and attracting patrons. The Company believes that the principal competitive factors in licensing films include licensing terms, the seating capacity, location, quality and reputation of an exhibitor's theaters, the quality of projection and sound equipment at the theaters and the exhibitor's ability and willingness to promote the films. Competition for patrons is dependent upon factors such as the availability of popular films, the location of theaters, the comfort and quality of theaters and ticket prices.

  The motion picture exhibition industry faces competition from a number of motion picture exhibition delivery systems such as network, syndicated, cable and satellite television, pay-per-view and home video systems. The full extent to which these alternative motion picture delivery systems will compete with traditional theatrical releases may not be known for several years, and there can be no assurance that these alternative motion picture exhibition delivery systems will not in the future adversely affect attendance at the Company's theaters. In addition, the entertainment industry has experienced rapid technological change. As a result, the Company may face competition in the future from new technologies that are not yet developed. Movie theaters also face competition from other forms of entertainment competing for the public's leisure time and disposable income. See "Item 1. Business--Competition."

  Risks Related to Goodwill. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. During 1998, the Company recorded a $31.2 million non-cash charge on the impairment of goodwill. The remaining goodwill at December 31, 1998 was approximately $16.2 million, or approximately 8.8% of the Company's total assets of $184.8 million. The Company cannot assure that it will realize the value of such remaining goodwill. This goodwill is being amortized on a straight-line basis over 15 years. The Company evaluates on a regular basis whether events and circumstances have occurred that indicate all or a portion of such goodwill may no longer be recoverable, in which case an additional charge to earnings would become necessary.

  Principal Stockholder. Holdings' principal stockholder, BGFVF, currently beneficially owns approximately 65.3% of the shares of common stock, par value $.01 per share, of Holdings (the "Holdings Common Stock"), on a fully-diluted basis. As a result, BGFVF is able to vote more than a majority of shares on matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such ownership concentration may have the effect of delaying or preventing a change in control of Holdings and the Company. In addition, any additional borrowings by the Company under the Senior Bank Facility are subject to BGFVF's agreement, in each case, to fund such borrowings pursuant to a participation arrangement with the Lenders. If BGFVF determines not to fund such borrowings, the Company may be unable to obtain cash necessary to fund its operations and other obligations. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Liquidity-- Liquidity."

  Limited Operating History; Net Losses. The Company was organized in June 1995 and, accordingly, has a limited operating history. In addition, the Company has experienced net losses since its inception. Net losses for the period July 11, 1995 through December 31, 1995 and the fiscal years ended December 31, 1996, 1997 and 1998 were approximately $0.9 million, $2.8 million, $7.9 million and $71.2 million, respectively. The Company cannot assure that its future operations will generate operating income, net income or sufficient cash flow to pay its obligations. See "Item 6. Selected Financial Information" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  No Dividends. Neither Holdings, Hollywood or Crown has ever declared or paid any cash dividends on its common stock. The payment of cash dividends in the future will depend on the Company's earnings, financial condition, capital needs and other factors deemed pertinent by the Company's board of directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of the Company's board of directors to retain earnings, if any, to finance the operations of the Company's business. In addition, the Company is currently restricted by its Senior Bank Facility and by the Notes as to the amount of cash dividends it can declare and pay on its common stock.

  Seasonality. The Company's revenues have been seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, the most successful motion pictures have been released during the summer, extending from Memorial Day to Labor Day, and the holiday season, extending from

Thanksgiving through year-end. The unexpected emergence of a hit film during other periods can alter this traditional trend. The timing of such film releases can have a significant effect on the Company's results of operations and the results of one quarter are not necessarily indicative of results for the next quarter or for the same period in the following year. The timing of the development, acquisition or closing of theaters may also affect the Company's quarterly results.

  Geographic Concentration of Business; Changes in Economy. Approximately 63% and 35% of the Company's theaters are located in the southwestern (Texas and Oklahoma) and midwestern (Kansas, Missouri and Ohio) United States, respectively. The current geographic concentration of the Company's operations increases the potential impact on the Company's results of operations of any regional economic downturn or catastrophic event. The Company's prospects could be adversely affected by unfavorable general economic conditions, including any downturns in the national, Midwest or Southwest economies, any local economies therein, or changes in demographic mix, employment levels, population density, weather, real estate market conditions or other factors unique to any of these regions. Such downturns or changes could have a greater effect on the Company than on its more geographically diverse competitors.

  Environmental Regulation. On account of its ownership and operation of theaters, the Company is subject to environmental laws and regulations, particularly laws governing the cleanup of hazardous materials and the management of properties. While the Company is not currently involved in any environmental matters that could have a material adverse effect on its financial condition or results of operations, in the future, the Company might be required to participate in the cleanup of a property that it owns or leases or at which it is alleged to have disposed of hazardous material. In certain circumstances, the Company might be solely responsible for any such liability under environmental laws and therefore, any such claims could be material.

Item 2. Properties

  Of the 72 theaters operated by the Company at December 31, 1998, nine theaters (94 screens) were owned and 63 theaters (390 screens) were leased. The Company's leases typically have remaining terms from four to 20 years, with options to extend the lease for up to ten additional years. The leases typically require escalating minimum annual rent payments during the term of the lease which are negotiated at the signing of the lease. During the next five years approximately 33 theater leases (representing 162 screens) will expire, representing approximately 46% of all the Company's theaters (34% of all screens). Of those coming due within the next five years, leases at 19 theaters (representing 100 screens) will be subject to renewal options. In addition, the Company has entered into a ground lease for another development site.

  The Company leases office space in Dallas, Texas for its corporate headquarters.

Item 3. Legal Proceedings

  From time to time the Company is involved in legal proceedings arising from the ordinary course of its business operations. The Company does not believe that the resolution of these proceedings will have a material adverse effect on the Company's financial condition and results of operations.

  The ADA and certain state statutes, among other things, require that places of public accommodation, including theaters (both existing and newly constructed), be accessible to and that assistive listening devices be available for use by certain patrons with disabilities. With respect to access to theaters, certain interpretations of the ADA may generally require that certain modifications be made to existing theaters to make such theaters accessible to certain theater patrons and employees who are disabled. The ADA requires that theaters be constructed in such a manner that persons with disabilities have full use of the theater and its facilities and reasonable access to work stations. The ADA provides for private rights of action and for reimbursement of plaintiffs' attorneys' fees and expenses under certain circumstances.

  On June 24, 1998, in an action in the United States District Court, Eastern District of Texas, Beaumont Division, Civil Action No. 1:98-CV-1975, Todd Freeland, for himself and those similarly situated, v. Hollywood Theaters, Inc., a private plaintiff is alleging that the Company has violated the ADA and Chapter 12 of the Texas

Human Resources Code (a state statute similar to the ADA) for not providing comparable seating for wheelchair patrons at one of the Company's multiplex theaters located in Beaumont, Texas. The suit seeks an unspecified amount of actual and statutory damages in an amount of $1,000 for each violation, a declaratory judgment and an injunction requiring the Company to modify the wheelchair seating arrangements at the theater to provide views comparable to those afforded to the general public. The Company has filed an answer denying allegations in the Freeland suit. Although Hollywood Theaters believes that the wheelchair seating provided in the Beaumont theater complies with applicable ADA standards, the proper interpretation of those standards as they relate to theaters with stadium-style seating is the subject of several ongoing lawsuits within the industry and remains to be clearly established. Accordingly, the Company may be required to modify its handicapped seating arrangements in the Beaumont facility. There can be no assurance that any such modifications will not materially adversely affect the Company's financial condition, liquidity or results of operations, particularly if such modifications are required to be made at other of the Company's theaters.

Item 4. Submission of Matters to a Vote of Security Holders

  On August 21, 1998, the stockholders of Holdings owning (i) an aggregate of 90,990 shares of the total 120,072 shares of Holdings Common Stock; (ii) an aggregate of 171,622 shares of the total 177,995 shares of outstanding Series B Convertible Preferred Stock, par value $.01 per share, of Holdings (the "Holdings Series B Preferred Stock"); (iii) all of the 84,137 outstanding shares of Series C Convertible Preferred Stock, par value $.01 per share, of Holdings (the "Holdings Series C Preferred Stock"); and (iv) all of the 61,826 outstanding shares of Series D Convertible Preferred Stock, par value $.01 per share, of Holdings (the "Holdings Series D Preferred Stock," and together with the Holdings Series B Preferred Stock and the Holdings Series C Preferred Stock, the "Holdings Preferred Stock") acted by written consent (the "August Stockholders Consent") with respect to the adoption of resolutions regarding the following: (a) the approval of the issuance of a new series of preferred stock of Holdings; (b) the issuance of shares of such series, if ever, to BGFVF pursuant to a Contingent Reimbursement Agreement, dated as of August 28, 1998 (the "August Contingent Reimbursement Agreement"), by and between Holdings and BGFVF; (c) the amendment of the Amended and Restated Shareholders' and Voting Agreement, dated as of December 17, 1997, of Holdings (the "Holdings Shareholders' Agreement"), to reflect the inclusion of shares of such series within the terms thereof, if ever such shares were to be issued; and (d) the waiver of any preemptive rights that any stockholder of Holdings executing the August Stockholders Consent may have had, if ever, with respect to the issuance of shares of such series. Holders of an aggregate of 29,082 shares of Holdings Common Stock and 6,373 shares of Holdings Series B Preferred Stock were not solicited to execute the August Stockholders Consent, and therefore abstained from consenting to the matters set forth therein. None of the resolutions adopted pursuant to the August Stockholders Consent were acted upon due to the termination of the August Contingent Reimbursement Agreement and the terms and provisions thereof effective as of January 27, 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Liquidity--Sources of Funds" and "Item 13. Certain Relationships and Related Transactions."

  On November 9, 1998, the stockholders of Holdings owning (i) an aggregate of 90,990 shares of the total 120,072 shares outstanding of Holdings Common Stock; (ii) an aggregate of 171,622 shares of the total 177,995 shares outstanding of Holdings Series B Preferred Stock; (iii) all of the 84,137 outstanding shares of Holdings Series C Preferred Stock; and (iv) all of the 61,826 outstanding shares of Holdings Series D Preferred Stock acted by written consent (the "November Stockholders Consent") with respect to the adoption of resolutions regarding the following: (a) the approval of the designation and issuance of a new Series E Preferred Stock, par value $.01 per share, of Holdings (the "Holdings Series E Preferred Stock"), ranking senior to all other outstanding series of preferred stock of Holdings; (b) the amendment of Holdings' Restated Certificate of Incorporation to reflect the designation of the rights and preferences of the Holdings Series E Preferred Stock therein; (c) the issuance of shares of Holdings Series E Preferred Stock, if ever, to BGFVF pursuant to a Contingent Reimbursement Agreement, dated as of November 10, 1998 (the "November Contingent Reimbursement Agreement"), by and among Holdings, Hollywood and BGFVF; (d) the amendment of the Holdings Shareholders' Agreement to reflect the inclusion of shares of the Holdings Preferred Stock within the terms thereof, if ever such shares were to be issued; and (e) the waiver of any preemptive rights that any stockholder of Holdings executing the November Stockholders Consent may have had, if ever, with respect to the issuance of shares of Holdings Series E Preferred Stock. Holders of an aggregate of 29,082 shares of Holdings Common Stock and 6,373 shares of Holdings Series B Preferred Stock were not solicited to execute the August Stockholders Consent, and therefore abstained from consenting to the matters set forth therein. None of the resolutions adopted pursuant to the November Stockholders Consent were acted upon due to the termination of the November Contingent Reimbursement Agreement and the terms and provisions thereof effective as of January 27, 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Liquidity--Sources of Funds" and "Item 13. Certain Relationships and Related Transactions."

  On November 12, 1998, the Company solicited (the "November Consent Solicitation") the consents (the "November Consents") of registered holders of the Notes to amendments to the Indenture. The purpose of the proposed amendments was, among other things, (i) to permit the Company to issue additional debt in an amount not to exceed $100.0 million; (ii) to permit the Company to incur additional debt in the future, under certain circumstances, upon obtaining additional equity; (iii) to amend the definitions of "Consolidated Cash Flow Coverage Ratio" and "Total Incremental Equity"; (iv) to eliminate all of the applicable provisions of the Indenture that subordinate the Notes in right of payment to any senior debt of the Company; and (v) to make such other changes to certain covenants and definitions as were consistent with the offering by the Company of a new series of senior notes and a new equity issuance pursuant to a financing plan proposed at such time. On November 20, 1998, the Company extended the November Consent Solicitation, which was originally set to expire on November 20, 1998, so that such consent solicitation would expire on November 24, 1998. On November 24, 1998, the November Consent Solicitation expired according to its terms without the minimum amount of required November Consents being delivered in connection therewith.

                                    PART II

Item 5. Market for the Registrants' Common Equity and Related Shareholder
Matters

  Each of the registrants' common stock is privately held; therefore, there is no established public trading market for any of the registrants' common stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

  Neither Holdings, Hollywood or Crown has ever declared or paid any cash dividends on its common stock. The payment of cash dividends in the future will depend on consummation of the Recapitalization Transactions, the Company's earnings, financial condition, capital needs and other factors deemed pertinent by the Company's board of directors, including the limitations, if any, on the payment of dividends under state law and then-existing credit agreements. It is the present policy of the Company's board of directors to retain earnings, if any, to finance the operations and expansion of the Company's business. In addition, the Company is currently restricted by its Senior Bank Facility and by the Notes as to the amount of cash dividends it can declare and pay on its common stock.

  On April 1, 1998, Holdings issued (i) 297 shares of Holdings Common Stock to Thomas V. Stephenson, Jr. as part of Mr. Stephenson's 1997 bonus payment at $195.00 per share: (ii) 142 shares of Holdings Common Stock to Robert E. Painter as part of Mr. Painter's 1997 bonus payment at $195.00 per share; and
(iii) 60 shares of Holdings Common Stock to James R. Featherstone as part of Mr. Featherstone's 1997 bonus payment at $195.00 per share. The issuance of such shares of Holdings Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) thereof as a transaction not involving a public offering.

  On April 1, 1998, Holdings issued options to purchase an aggregate of 11,368 shares of Holdings Common Stock to a total of 92 employees with an exercise price of $195.00 per share. The issuance of such options was exempt from the registration requirements of the Securities Act under Rule 701 thereunder.

Item 6. Selected Financial Data

      SUMMARY AND SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

  The following table sets forth Holdings' summary historical consolidated financial information for the period from inception (July 11, 1995) through December 31, 1995 and for the fiscal years ended December 31, 1996, 1997 and 1998. The financial statements of Holdings are identical to those of the Company, except for differences in components of stockholders' equity (deficit). The consolidated financial information for the period from inception (July 11, 1995) through December 31, 1995 and for the fiscal years ended December 31, 1996, 1997 and 1998 were derived from Holdings' audited consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The following table also sets forth selected financial information for the period from January 1, 1995 through July 10, 1995 and for the fiscal year ended December 31, 1994, which was derived from the unaudited books and records of Trans Texas Amusements, Inc. and affiliates ("Trans Texas"), the Company's predecessor. Other Financial Data, Operating Data and Balance Sheet Data for the fiscal year ended December 31, 1994 and the period from January 1, 1995 to July 10, 1995 have not been presented because during such periods the theaters were owned and/or operated by persons other than the Company. The fiscal years ended December 31, 1995, 1996, 1997 and 1998 are not directly comparable due to the shortened period Holdings and the Company were in operation during 1995, the effects of theater acquisitions and theater developments and the impact of the debt service associated with the debt incurred in connection with theater acquisitions and development. This information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the notes thereto, appearing elsewhere in this document.

                                         Period from
                           Year Ended  January 1, 1995       Years Ended December 31,
                          December 31,     through      --------------------------------------
                            1994(1)    July 10, 1995(1) 1995(2)     1996      1997      1998
                          ------------ ---------------- --------  --------  --------  --------
                                  (in thousands, except ratios and operating data)
Income Statement Data:
Revenues................    $12,542         $6,990      $  6,334  $ 24,879  $ 79,171  $101,894
Direct theater costs....      9,936          6,075         5,296    20,798    63,076    84,691
General and
 administrative
 expenses...............      1,197            281           743     1,601     5,077     7,528
Depreciation and
 amortization...........        366            202           739     3,152    11,479    18,309
Impairment of long-lived
 assets.................        --             --            --        --        --     48,083
                            -------         ------      --------  --------  --------  --------
Operating income
 (loss).................      1,043            432          (444)     (672)     (461)  (56,717)
Interest expense, net...        103             69           463     2,121     7,485    14,475
                            -------         ------      --------  --------  --------  --------
Net income (loss).......    $   940         $  363      $   (907) $ (2,793) $ (7,946) $(71,192)
                            =======         ======      ========  ========  ========  ========
Other Financial Data:
EBITDA(3)...............                                $    444  $  2,954  $ 11,552  $ 10,158
Cash flows from
 operating activities...                                     182     1,032     5,268    10,088
Cash flows used in
 investing activities...                                 (10,669)  (69,720)  (90,115)  (66,336)
Cash flows from
 financing activities...                                  10,934    71,800    88,667    54,582
Operating Data (at
 period end):
Number of theaters
 operated...............                                      11        72        81        72
Number of screens
 operated...............                                      70       342       469       484
Average screens per
 theater................                                     6.4       4.8       5.8       6.7

                                                    At December 31,
                                           ----------------------------------
                                            1995    1996     1997      1998
                                           ------- ------- --------  --------
                                                    (in thousands)
Balance Sheet Data:
Cash and cash equivalents................. $   447 $ 3,559 $  7,379  $  5,713
Properties and equipment--net.............   3,642  43,116  104,376   143,437
Total assets..............................  12,930  92,355  184,020   184,824
Total long-term debt, including current
 maturities...............................   8,877  50,669  110,000   164,800
Convertible redeemable preferred stock....     --   28,579   59,614    65,219
Redeemable common stock...................     --    2,252    2,872     2,872
Stockholders' equity (deficit)............   1,838   4,292     (689)  (77,455)

--------
(1) Represents the unaudited results of operations for the fiscal year ended December 31, 1994 and the period from January 1, 1995 through July 10, 1995 for the 11 theaters purchased from TransTexas on July 11, 1995.
(2) For the period from inception (July 11, 1995) through December 31, 1995.
(3) Represents income before interest, taxes, depreciation, amortization, deferred rent and impairment of long-lived assets. EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles ("GAAP")), an indicator of operating performance, an alternative to cash flows from operating activities (as determined in accordance with GAAP) or a measure of liquidity. Additionally, EBITDA may not be calculated the same by all companies and should not be viewed as an accurate comparative measure.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company's revenues are generated primarily from box office receipts and concession sales which constituted approximately 64% and 35% of 1998 revenues, respectively. Additional revenues are generated by electronic video games located adjacent to the lobbies of certain of the Company's theaters and by on-screen advertisements shown prior to each feature film. The Company's revenues are principally affected by changes in attendance and average admission and concession revenues per patron. Attendance is primarily affected by the commercial appeal of the films released by distributors, competition and, to a lesser extent, by the comfort and quality of the theater and population growth in the geographic markets the Company serves.

  The Company's principal costs of operations are film rentals and advertising costs, concessions costs and theater operating expenses, such as theater lease rentals, payroll, utilities, insurance and property taxes.

  Admission and concession revenues are subject to seasonal fluctuations which affect all motion picture exhibitors. These fluctuations are the result of the distribution practice of the major motion picture studios, which have historically concentrated the release of the most marketable films during the summer and year-end holiday seasons when more people have tended to go to the movies. There are other factors, however, which may affect the Company's revenues during any particular quarter, including the popularity of films released during the quarter and the availability of such popular films at the Company's theaters. As a result, depending on these factors, the Company's revenues in the first and second quarters may not be as strong as in the third and fourth quarters.

Results of Operations

  The following table sets forth a summary of operating revenues and expenses for the years ended December 31, 1996, 1997 and 1998 (in thousands).

                                     Year Ended December 31,
                            -------------------------------------------------
                                1996             1997              1998
                            --------------   --------------   ---------------
                               $       %        $       %        $       %
                            -------  -----   -------  -----   --------  -----
Revenues:
  Admissions............... $15,335   61.6%  $50,616   63.9%  $ 64,726   63.5%
  Concessions..............   8,710   35.0    26,712   33.7     35,257   34.6
  Other operating
   revenues................     834    3.4     1,843    2.4      1,911    1.9
                            -------  -----   -------  -----   --------  -----
    Total revenues.........  24,879  100.0    79,171  100.0    101,894  100.0
                            -------  -----   -------  -----   --------  -----
Operating expenses:
  Film rental and
   advertising costs.......   8,388   33.7    27,576   34.8     37,665   37.0
  Cost of concessions......   1,412    5.7     4,320    5.5      6,592    6.4
  Theater operating
   expenses................  10,998   44.2    31,180   39.4     40,434   39.7
  General and
   administrative
   expenses................   1,601    6.4     5,077    6.4      7,528    7.4
  Depreciation and
   amortization............   3,152   12.7    11,479   14.5     18,309   18.0
  Impairment of long-lived
   assets..................     --     --        --     --      48,083   47.2
                            -------  -----   -------  -----   --------  -----
    Total operating
     expenses..............  25,551  102.7    79,632  100.6    158,611  155.7
                            -------  -----   -------  -----   --------  -----
Operating loss.............    (672)  (2.7)     (461)  (0.6)   (56,717) (55.7)
Interest expense, net......   2,121    8.5     7,485    9.5     14,475   14.2
                            -------  -----   -------  -----   --------  -----
Net income (loss).......... $(2,793) (11.2%) $(7,946) (10.1%) $(71,192) (69.9%)
                            =======  =====   =======  =====   ========  =====
EBITDA(1).................. $ 2,954   11.9%  $11,552   14.6%  $ 10,158   10.0%
                            =======  =====   =======  =====   ========  =====

--------
(1) Represents income before interest, taxes, depreciation, amortization, deferred rent and impairment of long-lived assets. EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to operating income (as determined in accordance with GAAP), an indicator of operating performance, an alternative to cash flows from operating activities (as determined in accordance with GAAP) or a measure of liquidity. Additionally, EBITDA may not be calculated the same by all companies and should not be viewed as an accurate comparative measure.

 Comparison of Years Ended December 31, 1998 and December 31, 1997

  At the end of 1998 and 1997, the Company operated 72 and 81 theaters, respectively, with an aggregate of 484 and 469 screens, respectively.

  Total Revenues. Total revenues increased 28.7% or $22.7 million to $101.9 million during the year ended December 31, 1998 from $79.2 million during the year ended December 31, 1997. This increase in revenues during the year was principally due to the Company's construction or acquisition of ten stadium-style theaters (with an aggregate of 133 screens) during 1997 and 1998 and the net acquisition of 11 non-stadium-style theaters (with an aggregate of 73 screens) during 1997. Of the net $22.7 million increase in revenues during 1998, $18.9 million was attributable to new stadium-style theaters constructed or acquired by the Company and $9.6 million was attributable to non-stadium-style theaters acquired by the Company during 1997. These revenue increases were partially offset by a $5.8 million revenue decline caused by increased competition in certain markets, construction delays and non-stadium-style theaters closed during 1998. The Company generally anticipates that the trend of increased competition will continue.

  The average price of a ticket for the Company's stadium, first run and discount theaters was $4.62, $4.38 and $1.31, respectively, for the year ended December 31, 1998 and $4.62, $4.26 and $1.28, respectively, for the year ended December 31, 1997. This increase was principally due to the Company raising ticket prices and acquiring theaters with higher average ticket prices than those previously owned. Average concession sales per customer in the Company's theaters increased approximately 10.1% during 1998, reflecting both an increase in consumption and an increase in prices.

  Direct Theater Costs. Direct theater costs (consisting of film rental and advertising costs, cost of concessions and theater operating expenses) increased 34.3% or $21.6 million to $84.7 million during the year ended December 31, 1998 from $63.1 million during the year ended December 31, 1997. As a percentage of total revenues, direct theater costs were 83.1% in the current year compared to 79.7% in the prior year.

  Film rental and advertising costs increased 36.6% or $10.1 million to $37.7 million from $27.6 million in 1997 due to higher attendance and an increase in the percentage of admissions paid to film distributors. In general, film rental costs for popular first run films continued to increase for the industry as a whole. In 1998, the Company's film rental costs were $34.3 million or 53% of admission revenues. In addition, the Company increased advertising to support its new stadium theaters.

  Cost of concessions increased 52.6% or $2.3 million to $6.6 million during the year ended December 31, 1998 from $4.3 million during the year ended December 31, 1997. This is due to higher concession revenue, an increase in concession costs from the introduction of product combination sales, use of more expensive containers and a non-recurring charge of approximately $0.2 million related to obsolete inventory. As a percentage of concession revenues, cost of concessions was 18.7% in the current year compared to 16.2% in the prior year.

  Theater operating expenses increased 29.7% or $9.2 million to $40.4 million during the year ended December 31, 1998 from $31.2 million during the year ended December 31, 1997 primarily due to higher rent, payroll and related costs, utilities and property taxes. As a percentage of total revenues, theater operating expenses were 39.7% in the current year compared to 39.4% in the prior year.

  General and Administrative Expenses. General and administrative expenses increased 48.3% or $2.4 million to $7.5 million from $5.1 million in 1997. As a percentage of total revenues, general and administrative expenses was 7.4% in the current year compared to 6.4% in the prior year. The current year includes approximately $1.2 million of non-recurring charges related primarily to the Company's 1998 recapitalization efforts and canceled construction projects.

  Depreciation and Amortization. Depreciation and amortization expense increased 59.5% or $6.8 million to $18.3 million for the year ended December 31, 1998 from $11.5 million for the year ended December 31, 1997. The increase was principally due to the construction of stadium-style theaters in 1997 and 1998 and theater acquisitions made during 1997.

  Impairment of Long-Lived Assets. During the current year, the Company experienced increased competition in many of its markets. As a result, the Company recognized a non-cash impairment loss of $48.1 million on certain non-stadium theaters. The estimated undiscounted future operating cash flows directly related to these theaters were less than the carrying amount of its total property and equipment and related goodwill, and as such, the loss was measured by the amount by which the total carrying amount of the theater exceeded its estimated fair value.

  Interest Expense, net. Interest expense, net increased to $14.5 million for the year ended December 31, 1998 from $7.5 million for the year ended December 31, 1997. The increase was due to increased borrowing by the Company to finance the construction of stadium theaters.

  Net Loss. The Company's net loss grew to $71.2 million for the year ended December 31, 1998 from $7.9 million for the year ended December 31, 1997.

 Comparison of the Years Ended December 31, 1997 and December 31, 1996

  At the end of 1997 and 1996, the Company operated 81 and 72 theaters respectively, with an aggregate of 469 and 342 screens.

  Total Revenues. Total revenues were $79.2 million for the year ended December 31, 1997 as compared to $24.9 million for year ended December 31, 1996. This increase in revenues during the years was principally due to the Company's acquisition of 54 theaters (with an aggregate of 232 screens) during the fourth quarter of 1996 and the acquisition of 13 theaters (with an aggregate of 98 screens) in 1997. In addition, the Company constructed six all stadium-style seating theaters (with an aggregate of 64 screens), one of which was opened in November 1996, three of which opened at the end of May 1997, and two of which opened in November and December 1997. Of the $54.3 million increase in revenues during 1997, $44.3 million was attributable to theaters acquired by the Company after the third quarter 1996, and $10.0 million was attributable to new theaters constructed by the Company and theaters previously operated by the Company.

  The average price of a ticket at the Company's stadium, first run and discount theaters was $4.62, $4.26 and $1.28, respectively, for the year ended December 31, 1997 and $4.56, $4.12 and $1.26, respectively, for the year ended December 31, 1996. This increase was principally due to the Company raising ticket prices and acquiring theaters with higher average ticket prices than those previously owned. Average concession sales per customer increased approximately 8% during 1997, reflecting both an increase in consumption and an increase in prices.

  Direct Theater Costs. Film rental and advertising costs were $27.6 million for the year ended December 31, 1997 as compared to $8.4 million for the year ended December 31, 1996. Cost of concessions increased to $4.3 million for the year ended December 31, 1997 from $1.4 million for the year ended December 31, 1996. Theater operating expenses increased to $31.2 million for the year ended December 31, 1997 from $11.0 million for the year ended December 31, 1996. Each of these increases was principally due to the Company's acquisition and construction of theaters during 1997 and the latter part of 1996.

  Direct theater costs (consisting of film rental and advertising costs, cost of concessions and other theater operating expenses) as a percentage of total revenues decreased to 79.7% for the year ended December 31, 1997 from 83.6% for the year ended December 31, 1996 as a result of the decrease in discount theaters as a percentage of the Company's total theaters and improved operations.

  General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1997 increased to $5.1 million from $1.6 million for the year ended December 31, 1996. The increase was principally due to the Company's acquisition and construction of theaters during 1997 and the latter part of 1996. General and administrative expenses as a percentage of total revenues are flat at 6.4% for the years ended December 31, 1997 and 1996.

  Depreciation and Amortization. Depreciation and amortization expense increased to $11.5 million ended December 31, 1997 from $3.2 million for the year ended December 31, 1996. The increase was principally due to the Company's acquisition and construction of theaters during 1997 and the latter part of 1996.

  Interest Expense, net. Interest expense, net increased to $7.5 million for the year ended December 31, 1997 from $2.1 million for the year ended December 31, 1996. The increase was due to increased borrowing by the Company to finance acquisitions and the construction of theaters and an increase in the effective interest rate on the Company's borrowings as a result of the issuance of the Notes.

  Net Loss. The Company's net loss grew to $7.9 million for the year ended December 31, 1997 from $2.8 million for the year ended December 31, 1996.

Financial Condition and Liquidity

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

  Cash provided by operating activities was $10.1 million, $5.3 million and $1.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company generated net losses of $71.2 million, $7.9 million and $2.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. These losses included non cash charges for depreciation and amortization, impairment of long lived assets and deferred lease expenses of approximately $66.9 million, $12.0 million and $3.7 million for 1998, 1997 and 1996, respectively. Net increases in current liabilities provided cash of approximately $14.4 million, $1.2 million and $0.1 million for 1998, 1997 and 1996, respectively.

  Cash used in investing activities was $66.3 million, $90.1 million and $69.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Investing activities consist of theater development and acquisition and remodeling and expansion of existing theaters. Cash provided by financing activities was $54.6 million, $88.7 million and $71.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  The Company has funded its capital needs primarily through capital contributions from Holdings, proceeds from the issuance of the Notes, borrowings under the Senior Bank Facility and funds generated from its operations. Since its inception in 1995, the Company has received capital contributions from Holdings totaling $74.3 million. Since Holdings has no operations, these capital contributions represented the proceeds of equity issuances by Holdings.

  The Company has outstanding $110.0 million principal amount of Notes. The Notes were issued in August 1997 and are governed by the terms of the Indenture. Holdings and Crown are guarantors of the Notes.

  The Company's direct financing sources are limited currently to borrowings under the Senior Bank Facility. The Company's outstanding indebtedness as of December 31, 1998 was comprised of the $110.0 million principal amount outstanding of Notes, the approximately $49.8 million of indebtedness outstanding under the Senior Bank Facility and the approximately $5.0 million outstanding under the Interim Facility (as defined herein). The Senior Bank Facility consists of a revolving credit facility of up to $75.0 million. As of March 30, 1999, the Company had approximately $72.4 million of indebtedness outstanding (which includes a letter of credit of $189,000) under the Senior Bank Facility. Amounts outstanding under the Senior Bank Facility bear interest, at the option of the Company, at either (i) the Eurodollar Rate (as defined therein) or (ii) the Base Rate (as defined therein), plus the Applicable Margin (as defined therein). At December 31, 1998, the applicable interest rate was 8.63% (and was 7.93% as of March 30, 1999). Borrowings under the Senior Bank Facility are subject to various conditions precedent, including the maintenance of certain financial covenants. Such financial covenants require the Company to comply with specified financial ratios and minimum tests, including minimum interest coverage ratios and maximum leverage ratios.

  Since the last quarter of 1997, the Company has experienced difficulty meeting certain of the Senior Bank Facility financial covenants. Since November 1997 and through March 30, 1999, the Company has obtained several waivers in respect of certain financial covenants and amended the Senior Bank Facility on 13 occasions in connection therewith.

  In August 1998, the Company required funds under the Senior Bank Facility at a time when the Company did not meet certain financial conditions for additional borrowings thereunder. To induce the Lenders to waive the financial conditions for a limited time and to allow the Company to borrow additional amounts under the Senior Bank Facility, Holdings' principal stockholder, BGFVF, agreed to deliver for the benefit of the Lenders under the Senior Credit Facility a letter of credit for $12.5 million to support the full amount of the additional borrowings by the Company at that time. To induce BGFVF to issue the letter of credit, Holdings agreed in the August Contingent Reimbursement Agreement that if the Lenders ever called upon BGFVF's letter of credit, Holdings would be required to reimburse BGFVF by issuing to BGFVF shares of Holdings preferred stock.

  In November 1998, Bank of America agreed to provide the Company with $5.0 million of short-term capital under a separate facility (the "Interim Facility") to allow the Company to issue new equity and debt securities on or before December 15, 1998 (which was subsequently extended through January 14,
1999). Bank of America required that all amounts borrowed under the Interim Facility be guaranteed by BGFVF. The purpose of the

Interim Facility was to provide short-term capital to the Company prior to the completion of a proposed (but never completed) transaction involving the issuance of equity and debt by the Company, the refinancing of the Senior Bank Facility and the exchange of the Notes. The November Contingent Reimbursement Agreement entered into in connection with the Interim Facility provided that if BGFVF was ever required to fund any amount under the guarantee, Hollywood would be required to reimburse BGFVF by issuing senior subordinated debt and Holdings would be required to issue to BGFVF shares of a new series of senior convertible preferred stock.

  In January 1999, the Company required additional borrowings under the Senior Bank Facility to continue operations, but again did not meet certain applicable borrowing conditions. The Company was unable to borrow the additional funds it required from its bank lenders. On January 14, 1999, with the financial backing of BGFVF, the Company received a waiver of certain financial covenants under the Senior Bank Facility until June 30, 1999 and the Senior Bank Facility was amended to increase the loan commitment thereunder from $50.0 million to $75.0 million and to permit affiliates of the Company to participate in any loans made thereunder. In connection with obtaining such waivers and amending the Senior Bank Facility, BGFVF entered into a Participation Agreement (the "Participation Agreement") with the Lenders, pursuant to which BGFVF purchased a $12.5 million junior participation in loans previously funded under the Senior Bank Facility (and theretofore backed by BGFVF's $12.5 million letter of credit) and agreed to fund additional borrowings by the Company under the Senior Bank Facility, if any. All of the institutional investors of Holdings were offered the opportunity to become a party to the Participation Agreement, but only BGFVF elected to do so. All future loans under the Senior Bank Facility were made contingent on BGFVF's agreement, in each case, to fund such borrowings pursuant to the Participation Agreement. At that time, (i) BGFVF committed, subject to certain conditions, to fund at least $4.0 million of additional borrowings thereunder for the Company's working capital needs; (ii) the final maturity of the Senior Bank Facility was moved from August 7, 2002 to June 30, 1999; (iii) the Company borrowed approximately $5.0 million under the Senior Bank Facility to repay all principal and interest under and to terminate the Interim Facility; and
(iv) the Lenders extinguished the $12.5 million letter of credit and Interim Facility guarantee previously supplied by BGFVF. In addition, effective as of January 27, 1999, the August Contingent Reimbursement Agreement and the November Contingent Reimbursement Agreement were terminated.

  On February 1, 1999, the Company failed to make a scheduled interest payment on the Notes, which constituted an event of default under the Senior Bank Facility. On February 1, 1999, the Company and the Lenders entered into a Forbearance Agreement whereby the Lenders waived such event of default until March 1, 1999. On March 4, 1999, the Company and the Lenders entered into a second Forbearance Agreement whereby the Lenders again waived, subject to certain conditions, such event of default until the earlier of (i) the consummation or expiration of the Offer (as defined below); (ii) April 30, 1999; or (iii) the termination of such Forbearance Agreement in accordance with its terms. Although the Lenders have entered into the second Forbearance Agreement, such Lenders are still permitted to deliver a "blockage notice" to the Trustee to prohibit the payment of any principal of, premium or interest on, or in respect of the purchase or other acquisition of, or defeasance of, the Notes.

  Since the Company did not make such scheduled interest payment on the Notes on or prior to March 3, 1999, an Event of Default occurred under the Indenture. The occurrence of such Event of Default under the Indenture allows the Trustee and the holders of at least 25% in aggregate principal amount of Notes to declare all of the Notes to be immediately due and payable. However, the current Forbearance Agreement with the Lenders provides that such agreement will terminate immediately and automatically upon the exercise of any right or remedy under the Indenture by any party.

  At March 30, 1999, the Company had approximately $72.4 million of indebtedness outstanding (which includes a letter of credit of $189,000) under the Senior Bank Facility, of which (i) approximately $37.5 million (the "Nonparticipation Obligations") was funded by the Lenders and (ii) approximately $34.9 million (the "Participation Obligations") was funded by BGFVF through the Participation Agreement. Pursuant to the terms of the Participation Agreement, amounts repaid under the Senior Bank Facility will be applied first to pay in full all Nonparticipation Obligations, and second to pay in full all Participation Obligations. The Company intends to use the proceeds from the Recapitalization Transactions (as defined and discussed below) to repay and retire the

Senior Bank Facility and to fund the Offer and the Consent Solicitation (as defined below). The availability of any future borrowings under the Senior Bank Facility, under which a total of $2.6 million was available as of March 30, 1999, is subject to BGFVF's agreement to fund such borrowings pursuant to the Participation Agreement.

  The Company does not currently have adequate liquidity or available sources of financing to meet its contractual debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is not able to consummate the Recapitalization Transactions for any reason, including the failure to consummate the Offer, and if the amounts due under the Senior Bank Facility or the Notes are accelerated as described above, the Company will not have sufficient resources, and may not have access to sufficient resources, to satisfy timely its obligations under the Senior Bank Facility or to satisfy the Notes, including the repayment of all amounts outstanding thereunder. Regardless of whether the Senior Bank Facility or the Notes are accelerated, if the Recapitalization Transactions are not consummated, there is a substantial prospect that the Company and Holdings would be required to seek protection under the U.S. Bankruptcy Code.

 Proposed Recapitalization Transactions

  On March 3, 1999, the Company announced a proposed recapitalization of the Company sponsored by GTCR Fund VI, L.P., an investment fund managed by GTCR Golder Rauner ("GTCR Fund VI"), that would include the following concurrent transactions (collectively, the "Recapitalization Transactions"):

    (i) the merger (the "Merger") of a wholly-owned subsidiary of Wallace Theater Corporation II, a California corporation ("Wallace Theaters"), with and into Holdings (which, upon completion of the Merger, would be the "Surviving Corporation" and a wholly-owned subsidiary of Wallace Theaters);

    (ii) the repayment of all currently outstanding senior indebtedness (approximately $72.4 million (which includes a letter of credit of $189,000) at March 30, 1999) under the Senior Bank Facility, the funding of the consideration to be paid to holders of the Notes pursuant to the Offer and the Consent Solicitation (as defined below), the repayment of certain construction liabilities and other liabilities of the Company in the amount of approximately $6.5 million and $2.3 million, respectively, and the payment of approximately $12.0 million in fees and expenses related to the Offer, the Consent Solicitation and the Recapitalization Transactions,

    (iii) the recapitalization of Wallace Theaters (the "Wallace Recapitalization") that will include repaying the currently outstanding indebtedness of Wallace Theaters, purchasing the equity interests in the entities currently comprising Wallace Theaters (except for certain retained minority interests) and funding the completion of certain construction projects of Wallace Theaters;

    (iv) the incurrence of approximately $170.0 million of indebtedness pursuant to a new $185.0 million senior bank facility (the "New Senior Bank Facility") to be entered into by the Surviving Corporation and the Company, as co-borrowers (and for which a commitment letter has been obtained from a major money center bank); and

    (v) the funding of an aggregate equity contribution of approximately $93.6 million by Scott Wallace and GTCR Fund VI (to be accomplished, in part, through Scott Wallace's retention of a portion of his equity in Wallace Theaters).

The Company intends to designate all indebtedness under the New Senior Bank Facility as Designated Senior Debt and Guarantor Designated Senior Debt, as applicable, for purposes of the Indenture (as amended by the Supplemental Indenture (as defined below)).

  The Recapitalization Transactions are conditioned upon, among other things, the satisfaction of (i) the valid tender (without subsequent withdrawal) of at least 85% of the aggregate principal amount of the Notes prior to the time and date of the expiration of the Offer and (ii) the receipt of consents to certain amendments to the Indenture from holders representing a majority of the outstanding Notes prior to the time and date of the expiration of the right to receive the consent payment under the Offer (the "Consent Expiration Time"). The consummation of the Merger is subject to a number of conditions, including the consummation of the Wallace

Recapitalization and the closing of the financing to be obtained pursuant to the New Senior Bank Facility, satisfaction or waiver of which conditions and certain other conditions are outside of the Company's or Holding's control.

  On March 5, 1999, as part of the Recapitalization Transactions, the Company announced an offer to purchase for cash from registered holders of the Notes (each, a "Holder"), on the terms and subject to the conditions set forth in an Offer to Purchase and Consent Solicitation Statement (as the same may be amended and supplemented from time to time, the "Offer and Consent Solicitation Statement") mailed to such Holders and in the accompanying Consent and Letter of Transmittal (as the same may be amended and supplemented from time to time, the "Letter of Transmittal" and, together with the Offer and Consent Solicitation Statement, the "Offer"), all of the Notes for total consideration (including consideration for the delivery of a Consent (as defined below) prior to the Consent Expiration Time) of $700 per $1,000 in principal amount of tendered Notes. The Offer is being made in connection with, and is conditioned upon the consummation of, the proposed Recapitalization Transactions.

  Also on March 5, 1999, the Company commenced a solicitation (the "Consent Solicitation") of consents (the "Consents") from Holders to amend or eliminate certain restrictive covenants and other provisions (the "Proposed Amendments") contained in the Indenture. The purposes of the Consent Solicitation and the Proposed Amendments are to enable the Recapitalization Transactions to be consummated, to eliminate the Company's obligation to make an offer to purchase the Notes following the "Change of Control" (as defined in the Indenture) resulting from the Merger and to eliminate certain restrictions imposed by the Indenture on the Company in order to provide the Company with significant operational flexibility after the consummation of the Recapitalization Transactions. Consents from Holders of a majority in aggregate principal amount of the Notes outstanding are required to approve the Proposed Amendments (the "Required Consents"). If the Company receives the Required Consents prior to the Consent Expiration Time, then the Company intends to notify the Trustee and seek the execution and delivery of a supplemental indenture to give effect to the Proposed Amendments (the "Supplemental Indenture") as soon as practicable following the Consent Expiration Time, although the Proposed Amendments (other than one amendment that provides that Consents once delivered may not thereafter be revoked, except under certain circumstances, which amendment will become operative upon execution of the Supplemental Indenture) will not become operative until all conditions to the Offer have been met or waived by the Company.

Year 2000 Impact

  Year 2000 issues result from the inability of certain computer programs or equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is interpreted as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business.

  The Company has recently converted its core financial software system and has substantially completed a review of its other internal information systems to insure they are functional in the Year 2000. As of December 31, 1998, the Company had spent approximately $980,000 regarding Year 2000 issues. Although the Company's review has not been finalized, the Company estimates that the remaining remediation costs related to Year 2000 issues will be less than $250,000. The potential impact, if any, of these less critical systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and it should not significantly impact the Company's ability to conduct business.

  The Company is in the process of investigating the Year 2000 compliance of its customers, suppliers and other third parties with whom is has business relationships. Compliance by such third parties is voluntary and failures could occur, in which case there is the possibility of a material adverse effect on the Company. However, the nature of the Company's business and its business relationships are not such that the Company considers the potential Year 2000 compliance failure of a third party with whom it has a direct business relationship likely to have a material adverse effect on the Company.

  The Company also relies on non-information technology systems, such as office telephones, facsimile machines, air conditioning, heating, elevators in its leased offices, which may have embedded technology such as micro controllers. Some of these systems are outside of the Company's control to assess or remedy. A failure of one of these items might impact the Company's business but in management's opinion, would not create a material disruption.

  In light of its compliance efforts, the Company does not believe that the year 2000 issue will materially adversely affect operations or results of operations, and does not expect implementation to have a material impact on the Company's financial statements. However, there can be no assurance that the Company's systems will be Year 2000 compliant prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Year 2000 problem has a material adverse effect on the business, operations or financial condition of third parties with whom the Company has material relationships, such as vendors, suppliers and financial institutions, the Year 2000 problem could also have a material adverse effect on the Company's business, results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company's outstanding indebtedness as of December 31, 1998 was comprised of the $110.0 million principal amount outstanding of Notes, the approximately $49.8 million of indebtedness outstanding under the Senior Bank Facility and the approximately $5.0 million outstanding under the Interim Facility. The Notes bear interest at a fixed rate and the interest on the indebtedness outstanding under the Senior Bank Facility and the Interim Facility fluctuates with certain lending rates. All of the outstanding indebtedness under the Senior Bank Facility (which currently includes the approximately $5.0 million that was previously outstanding under the Interim Facility) is due in 1999. Therefore, the Company does not believe it has a material exposure to fluctuations in interest rates.

  In addition, all of the Company's revenues and expenses are denominated in United States dollars. Accordingly, the Company does not have a material exposure to fluctuations in foreign currencies.

Item 8. Financial Statements and Supplementary Data

  The Financial Statements of the Company required by this Item 8 are included as part of Item 14(a)(1) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table sets forth certain information regarding the Company's and Holdings' directors, executive officers and key employees as of the date of this document, including their respective ages.

          Name           Age                             Position
          ----           --- ----------------------------------------------------------------
Thomas W. Stephenson,
 Jr.....................  44 President, Chief Executive Officer and Chairman of the Board
Robert E. Painter.......  53 Chief Operating Officer and Assistant Secretary
James R. Featherstone...  43 Chief Financial Officer, Vice President, Secretary and Treasurer
John G. Farmer..........  51 Director
Thomas L. Harrison......  48 Director
Thomas G. Mendell.......  52 Director
Harold W. Pote..........  52 Director
Eric R. Wilkinson.......  43 Director
Gary C. Golden..........  50 Head Film Buyer

  Thomas W. Stephenson, Jr. has served as a director and the President and Chief Executive Officer of the Company and Holdings since June 1995. From 1987 to 1995, Mr. Stephenson was President of LSI Capital, L.L.C., an acquisition and advisory group, which he founded in 1987. During 1986, Mr. Stephenson was President of Inwood Capital, a real estate merchant banking firm. From 1984 to 1987, Mr. Stephenson was a partner and Chief Financial Officer of Criswell Development Company, a real estate investment company. From 1978 to 1984, Mr. Stephenson was employed by the investment bank of Merrill Lynch.

  Robert E. Painter has served as Chief Operating Officer of the Company and Holdings since September 1996. Prior to that time, Mr. Painter was a consultant for the IMAX Corporation from 1995 to 1996. From 1991 to 1995, Mr. Painter was employed by General Cinema Theatres as its Senior Vice President of Operations. From 1989 to 1991, Mr. Painter served as Senior Operations Officer for Staff Builders Health Care, Inc. From 1967 to 1989, Mr. Painter was employed by General Cinema Theatres, most recently as its Senior Vice President of Operations.

  James R. Featherstone has served as Chief Financial Officer of the Company and Holdings since July 1996. From April 1996 to June 1996, Mr. Featherstone served as a consultant to the Company. From June 1982 to July 1995, Mr. Featherstone served as Vice President of Citicorp and later as Managing Director of Citicorp Securities.

  John G. Farmer has served as a director of the Company and Holdings since May 1996. In addition, since October 1994, Mr. Farmer has served as Managing Director of Stratford Capital Partners, L.P. and Stratford Equity Partners, L.P. From June 1990 to October 1994, Mr. Farmer served as Senior Vice President of GE Capital Corporation, Corporate Finance Group.

  Thomas L. Harrison has served as a director of the Company and Holdings since May 1997. Since 1995, Mr. Harrison has also served as a Principal and President of Hoak Capital Corporation. From 1989 to 1995, Mr. Harrison served as a Principal and as Managing Director of Haas, Wheat & Harrison, Incorporated and from 1984 to 1989, he served as a Principal and as Senior Vice President of Hicks & Haas, Incorporated.

  Thomas G. Mendell has been a director of the Company and Holdings since September 1996. In addition, since April 1994, Mr. Mendell has been a Partner of The Beacon Group, L.L.C. and serves as a director of several private companies. From November 1986 to December 1993, Mr. Mendell was a Partner of Goldman Sachs & Co.

  Harold W. Pote has been a director of the Company and Holdings since September 1996. Since January 1993, Mr. Pote also has been a Partner of The Beacon Group L.L.C. Prior to the formation of The Beacon Group, L.L.C., Mr. Pote was Chief Executive Officer of First Fidelity Bancorporation. Mr. Pote currently serves as a director of Norfolk Southern Corp. and previously served as director of Smith Klein-Beecham, Inc.

  Eric R. Wilkinson has been a director of the Company and Holdings since September 1996. In addition, since December 1995, Mr. Wilkinson has been a Partner of The Beacon Group L.L.C. From March 1994 to December 1995, Mr. Wilkinson served as a Principal of The Beacon Group L.L.C. From March 1989 to March 1994, Mr. Wilkinson served as a Partner and a director of Apax Partners, a $300.0 million private overseas equity fund.

  Gary Golden has been in the theater industry since 1968. He became Head Film Buyer for the Company in October 1997. Prior to that time, he was Senior Vice President/Head Film Buyer for Cobb Theaters from 1996-1997. From 1976-1979 he was a Film Buyer for General Cinema Theatres and then later returned to General Cinema in 1990, where he was Regional Vice President of Film until 1995. He was the Southern Division Manager for Lorimar Releasing from 1988-1989. Prior to that time, he was with other film companies, including United Artists, Gulf States Theatres, AMC, Commonwealth Theatres, Pacific Drive-Ins, Cinerama and United Pictures.

  Each director of Holdings and the Company holds office until the next annual meeting of stockholders of the Company or until his successor is duly elected and qualified. All officers are elected annually and serve at the discretion of the respective Board of Directors. The number of members on each Board of Directors is fixed by the affirmative vote of a majority of the members at any time constituting such Board of Directors. Presently, the Board of Directors of each of Holdings and the Company consists of six members. Directors on each such Board are reimbursed for all expenses actually incurred for each Board meeting which such directors attend. Each director may receive additional compensation for his services as the respective Board of Directors may determine. The executive officers of the Company and Holdings are elected by the respective Board of Directors to serve at the discretion of such Board.

Item 11. Executive Compensation

  The following table sets forth the compensation for fiscal years 1998, 1997 and 1996 awarded to or earned by the chief executive officer of the Company and the two other most highly compensated executive officers of the Company whose contractual base salary and bonus exceeded $100,000 for services rendered in all capacities.

                          SUMMARY COMPENSATION TABLE

                                                         Annual Compensation
                                                         -----------------------
                                                                       Other
                                                 Salary   Bonus     Compensation
Name                                        Year   ($)     ($)          ($)
----                                        ---- ------- -------    ------------
Thomas W. Stephenson, Jr.--CEO............. 1998 313,887     --        10,592
                                            1997 285,577  86,815(2)    16,546
                                            1996 182,065 225,000          -- (1)
Robert E. Painter--COO(3).................. 1998 204,848     --        10,592
                                            1997 181,731  55,290(2)    11,462
                                            1996  47,580  60,000          -- (1)
James R. Featherstone--CFO(3).............. 1998 124,373     --        10,592
                                            1997 114,231  23,250(2)    11,681
                                            1996  52,515  50,000          -- (1)

--------
(1) The named executive officers did not receive annual compensation not properly categorized as salary or bonus, except for certain perquisites and other personal benefits, which are not shown because the aggregate amount of such compensation for each of the named executive officers, during the fiscal year, did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.
(2) Mr. Stephenson received $28,900 in cash and 297 shares in Holdings Common Stock. Mr. Painter received $27,600 in cash and 142 shares in Holdings Common Stock. Mr. Featherstone received $11,550 in cash and 60 shares in Holdings Common Stock. The Holdings Common Stock was issued with an assumed fair market value of $195.00 per share, which is the price at which Holdings had last issued shares of Holdings Common Stock in May 1997.
(3) Mr. Painter and Mr. Featherstone joined the Company in September 1996 and July 1996, respectively.

  The Company did not grant any stock options in fiscal year 1998 to any of the executive officers named in the Summary Compensation Table and such executive officers did not exercise any stock options. The table below sets forth information concerning the number of exercisable and unexercisable options for shares of Holdings Common Stock held by such individuals and the fiscal year-end value of such exercisable and unexercisable options at December 31, 1998.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR ANDFISCAL YEAR-END OPTION
                                    VALUES

                                                         Number of
                                                   Securities Underlying     Value of Unexercised
                                                    Unexercised Options      In-the-Money Options
                                                    at Fiscal Year-End     at Fiscal Year-End ($)(1)
                                                 ------------------------- -------------------------
                           Shares
                         Acquired On    Value
          Name           Exercise(#) Realized($) Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- ----------- ----------- ------------- ----------- -------------
Thomas W. Stephenson,
 Jr.....................     --          --         5,842        8,761         --           --
Robert E. Painter.......     --          --         2,920        4,382         --           --
James R. Featherstone...     --          --         1,460        2,191         --           --

--------
(1) Assumes a current market value below the $175.00 per share exercise price.

Stock Award Plan

General

  Purpose. Holdings adopted the Hollywood Theater Holdings, Inc. 1996 Stock Option and Stock Award Plan (the "Stock Award Plan") for the purposes of strengthening the ability of the Company and its subsidiaries to attract, motivate and retain employees of superior capability and encouraging valued employees to have a proprietary interest in the Company. To accomplish these purposes, the Stock Award Plan provides terms upon which certain eligible employees of the Company may be granted stock options ("Options"), stock appreciation rights ("SARs"), restricted stock, performance units or performance shares and phantom stock rights (collectively, the "Incentive Awards").

  Administration. The Stock Award Plan is administered by a committee (the "Committee") consisting of two or more non-employee members of the Board of Directors elected to the Committee by a majority of the Board of Directors. Presently, the members of the Committee consist of John G. Farmer, Thomas L. Harrison, and Thomas G. Mendell.

  The Committee has the ability to determine, among other things, which individuals will be granted awards pursuant to the Stock Award Plan and such Committee has the ability to determine the number of shares of Holdings Common Stock, Options, SARs, restricted stock awards, performance units or shares or phantom stock rights that will be subject to each Incentive Award and to determine the terms and provisions of each Incentive Award.

  Shares Subject to Stock Award Plan. An aggregate of 37,000 shares (of which 36,924 shares are subject to currently outstanding Options) of Holdings Common Stock (subject to certain adjustments) may be issued, transferred or exercised pursuant to Incentive Awards under the Stock Award Plan. Notwithstanding the foregoing, the Stock Award Plan imposes certain restrictions regarding incentive stock options ("ISOs") to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). At the discretion of the Committee, the shares of Holdings Common Stock delivered under the Stock Award Plan may be made available from (i) authorized but unissued shares; (ii) treasury shares; or (iii) previously issued but reacquired shares (or through a combination thereof).

Incentive Awards

  Options. The Committee may grant either ISOs or non-qualified stock options to eligible employees. The Committee will not grant any ISOs to an eligible employee who owns or would own immediately after the grant of such incentive stock option, directly or indirectly, stock possessing more than 10% of the total combined voting power of all classes of stock of the Company (unless at the time of such grant, the incentive stock option price is at least 110% of fair market value and such option is not exercisable after the expiration of five years from the date of grant). The purchase price for non-qualified stock options will be equal to at least the greater of (i) the par value of the Holdings Common Stock or (ii) 50% of the fair market value of the Holdings Common Stock on the date of grant. The purchase price for an ISO will be at least equal to fair market value of the Holdings Common Stock on the date of grant and the term of such option will not be greater than 10 years.

  Stock Appreciation Rights. The Committee may grant an eligible employee SARs that are connected to an Option or SARs without relation to an Option. Payment upon exercise of a SAR may be made in shares of Holdings Common Stock valued at fair market value on the date of exercise or in cash (or a combination of both). Payment upon exercise of a SAR may be limited by the Committee on the date of the grant.

  Restricted Stock Awards and Performance Awards. The Committee may grant an eligible employee shares of restricted stock pursuant to the Stock Award Plan. Shares of restricted stock may not be disposed of until the restrictions are removed or expire. The Committee may grant an eligible employee Performance Units or Performance Shares. Such Units and Shares may be granted in such a manner that more than one performance period may be in progress simultaneously. The Committee may, at any time, modify the performance measures as it considers appropriate and equitable. Payments will be made in cash or Holdings Common Stock (or a combination of both) following the close of the applicable performance period.

  Phantom Stock Rights. Pursuant to the Stock Award Plan, an eligible employee may be granted a phantom stock right, which entitles such employee, upon conversion, to receive payment of cash or in shares of Holdings Common Stock (or both). Such payment of shares upon conversion of a phantom stock right may be made in shares of restricted stock.

  Expiration of Incentive Awards and Effects of Employment Separation. Unless the Committee otherwise provides, Incentive Awards (whether or not vested) shall expire immediately and/or be forfeited upon termination of such employee's employment with the Company or any subsidiary employing such employee for any reason other than death, disability or retirement. If any employee ceases to be in the employ of the Company or any of its subsidiaries by reason of death, disability or upon retirement, any unexercised options or SARs or outstanding phantom stock units will terminate on the date that is 90 days following the date of death, retirement or disability (unless it expires by its terms on an earlier date). With respect to Performance Units or Performance Shares, in the event of death, disability or retirement, the Performance Units or Shares will continue after the date of the applicable event for such period of time as determined by the Committee, subject to the terms of any applicable agreement. Performance shares and phantom stock rights will be exercisable for cash only in such events.

  If an eligible employee who has purchased restricted stock under the Stock Award Plan terminates employment with the Company for any reason, then all shares of restricted stock that have not previously vested will be repurchased by the Company at the cost paid by such employee. In addition, upon an eligible employee's termination of employment with the Company and all of its subsidiaries for any reason (including by reason of death or disability), the Company has the right to purchase from such employee all shares of Holdings Common Stock hereunder on the terms and conditions set forth in the applicable Incentive Award.

  Adjustment Provisions. Pursuant to the Stock Award Plan, upon the dissolution or liquidation of the Company; certain types of reorganizations, mergers or consolidations; the sale of all or substantially all of the assets of the Company; or a "change of control" (as defined in the Stock Award Plan), the Committee may determine (without shareholder approval) that all or some Incentive Awards then outstanding under the Stock Award Plan will be fully vested and exercisable or convertible, as applicable; determine that some or all restrictions on restricted stock lapse immediately; or determine that there will be a substitution of new Incentive Awards by such successor employer corporation or a parent or subsidiary company thereof. In addition, in the event of a change of control, the Committee may take certain actions, without shareholder approval, including without limitation acceleration of the exercise dates of any outstanding SARs or Options or immediate vesting; acceleration of the restriction (lapse of forfeiture provision) period of any restricted stock award; grants of SARs to holders of outstanding Options; payment of cash to holders of Options in exchange for the cancellation of their outstanding Options; payment for outstanding Performance Units or Shares; acceleration of the conversion dates of outstanding phantom stock rights; grants of new Incentive Awards; or other adjustments or amendments to outstanding Incentive Awards.

  Transfer of Incentive Awards. Pursuant to the Stock Award Plan, so long as the Holdings Common Stock has not been publicly traded for at least 90 days, any Holdings Common Stock obtained pursuant to an Incentive Award will be subject to the Company's right of first purchase if the holder of such shares intends to transfer them. In addition, upon an employee's death, the Company has the right to purchase all or some of the Holdings Common Stock that such employee obtained pursuant to an Incentive Award at its fair market value within nine months of the employee's death.

401(k) Plan

  The Company maintains a 401(k) Savings Plan (the "401(k) Plan") under
Section 401(k) of the Code. All salaried employees of the Company are eligible to participate in the 401(k) Plan following such employee's attainment of age 21 and completion of 90 days of employment with the Company. All hourly employees of the Company are eligible to participate in the 401(k) Plan following such employee's attainment of age 21 and completion of one year of employment with the Company. Employees may elect to make pre-tax contributions to the 401(k) Plan, subject to applicable statutory maximum limits. The Company may make contributions in such amounts as it may elect. Company contributions vest 20% in the third year, 40% in the fourth year, 60% in the fifth year, 80% in the sixth year and 100% in the seventh year of service. Contributions also will vest fully if the employee reaches retirement age, becomes permanently disabled or dies (even if such employee has not completed seven years of service). If employment is terminated before such employee's contributions have fully vested, the nonvested portion of such contributions will be forfeited.

Employment Agreements

  Thomas W. Stephenson, the Company's Chairman of the Board, President and Chief Executive Officer, James R. Featherstone, the Company's Vice President and Chief Financial Officer and Robert E. Painter, the Company's Chief Operating Officer (each, an "Employee"), have each entered into an employment agreement with the Company.

  Each of Messrs. Stephenson's, Featherstone's and Painter's employment agreements with the Company will expire (unless renewed) on September 30, 1999. Each of such employment agreements provides for a one year automatic renewal (unless terminated for "due cause") and subsequent one year renewals by mutual consent of the Employee and the Board of Directors. Each of the employment agreements for Messrs. Stephenson, Featherstone and Painter provides for an annual salary of not less than $275,000, $110,000 and $175,000, respectively, each of which may be increased annually in the sole discretion of the Board of Directors, and discretionary annual bonus awards based upon performance criteria established from time to time by the Board of Directors of the Company. At the time the employment agreements were entered into, each of Messrs. Stephenson, Featherstone and Painter was also granted under the Stock Award Plan options to purchase 14,603, 3,651 and 7,302 shares of Holdings Common Stock, respectively.

  Pursuant to the terms of such employment agreements, if an Employee's employment is terminated by the Company at the end of an employment term, such Employee will be entitled to receive his full annual salary for a period of one year from the date of termination. If the Employee's employment is terminated for "due cause," the Employee will be entitled to receive his annual salary on a pro rata basis to the date of termination. If the Company terminates the Employee's employment other than for due cause or because of a disability, the

Company will be obligated to pay his full annual salary for a period of one year from the date of termination. In the event of the Employee's death or disability, the employment agreement will be terminated and the Employee's estate or the Employee will be entitled to receive his annual salary through the end of the month in which he died or became disabled and a cash payment equal to the pro rata portion (through the end of the month in which he died or became disabled) of the annual bonus, if any, received by the Employee in respect of the full calendar year next preceding his death or disability.

  Pursuant to such employment agreements, if the Employee's employment is terminated for due cause or by the Company's failure to renew the Employee's employment agreement (after the first automatic renewal period), or if the Employee voluntarily terminates his employment, for a period of one year thereafter, the Employee will be prohibited from accepting employment or rendering service to any person, firm or corporation that is engaged in a business directly competitive with the business then engaged in by the Company in the states of Texas, Oklahoma, Kansas, Missouri, Ohio, Idaho and any other state in which the Company owns, leases or operates motion picture theaters at the time of termination, and from directly or indirectly entering into or in any manner taking part in or lending his name, counsel or assistance to any venture, enterprise, business or endeavor, either as proprietor, principal, investor, partner, director, officer, employee, consultant, advisor, agent, independent contractor, or in any other capacity whatsoever, for any purpose that would be competitive with the business of the Company in such states.

  Pursuant to Mr. Painter's employment agreement, Mr. Painter is entitled to reimbursement for certain costs associated with his relocation to Dallas, Texas.

Report on Executive Compensation

 Compensation Policies Applicable to Executive Officers


  The objectives of the Company's executive compensation program are to (i) attract, motivate and retain the executives responsible for the success of the Company; (ii) reward key executives based upon corporate and individual performance; and (iii) provide incentives designed to maximize stockholder value. The three primary components of the Company's executive officer compensation program are a base salary, the potential for a performance-based annual bonus and periodic grants of stock options.

  Base Salaries. Base salaries for the Company's executive officers, as well as changes in such salaries, are based upon a number of factors, including the nature of the executive's position, the executive officer's contribution to the performance of the Company, the experience of the executive and the term of the officer's employment with the Company. Based on these factors, the base salaries of the Company's executive officers increased by an average of approximately 10.5% in 1998 as compared to 1997.

  Annual Bonuses. Based on the Company's performance, the executive officers received no bonuses for services rendered in 1998.

  Stock Options. In order to align the long-term interests of the executive officers with those of its stockholders, the Committee from time to time awards stock options to the Company's executive officers. The terms of these options, including the size of the grants, are determined by the Committee. The Company did not grant any stock options in 1998 to any of the executive officers.

 Chief Executive Officer Compensation

  In establishing the compensation of Thomas W. Stephenson, the Company's Chief Executive Officer, the Committee utilized the same compensation criteria applicable to executive officers in general. For 1998, Mr. Stephenson's annual base salary was increased by approximately 10%. As with the Company's other executive officers, Mr. Stephenson received no bonus for services rendered in 1998.

 Limitations on the Deductibility of Compensation

  Section 162(m) of the Code generally disallows a corporate deduction for compensation over $1.0 million paid to a company's chief executive officer and any of the four other most highly compensated officers. The $1.0 million limitation applies to all types of compensation, including restricted stock awards and amounts realized on the exercise of stock options and stock appreciation rights, unless the awards and the plan under which the awards are made qualify as "performance based" under the terms of the Code and related regulations. Under the regulations, executive compensation pursuant to the Stock Award Plan should qualify as "performance based" compensation and therefore be excluded from the $1.0 million limit. Other forms of compensation provided by the Company, however, are not excluded from such limit. The Company currently anticipates that compensation of its executive officers will be deductible under Section 162(m) because executive officer compensation is presently below the $1.0 million limit and because the Company intends to continue to utilize performance based compensation in future periods.

              John G. Farmer                   Thomas G. Mendell

Indemnification Agreement of Thomas W. Stephenson

  Thomas W. Stephenson has entered into an indemnification agreement with the Company and Holdings in connection with certain personal guarantees made by Mr. Stephenson for obligations of the Company under certain agreements, including, but not limited to theater leases and film rental agreements and other similar agreements that Mr. Stephenson may be required to guarantee in the future (the "Stephenson Guarantees"). Pursuant to such indemnification agreement, the Company and Holdings have agreed to indemnify Mr. Stephenson against any and all payments, liabilities, obligations, claims, losses, damages, commitments, costs, deficiencies, expenses paid or incurred by Mr. Stephenson under any Stephenson Guarantee and against any and all expenses (including attorneys' fees), costs, liabilities and obligations paid or incurred in connection with or as a result of such payments under the Stephenson Guarantees.

Registration Rights Agreements

  Holdings and certain of its stockholders, including BGFVF, Stratford, Richard M. Durwood, as trustee for the Richard M. Durwood Revocable Trust (the "Durwood Trust"), and the Hoak Entities, have entered into separate registration rights agreements (the "Registration Rights Agreements"). Pursuant to the terms of the Registration Rights Agreements, at any time after the earlier of either the closing of an initial public offering of Holdings Common Stock or October 1999, such stockholders holding at least 10% of all of the outstanding Holdings Common Stock (the "Demanding Stockholders") at such date, or the Durwood Trust in certain limited circumstances, have the right to require Holdings (the "Demand Registration Right") at Holdings' sole cost and expense, to register under the Securities Act all or part of the Holdings Common Stock and Holdings Preferred Stock and any shares issuable upon conversion of the Holdings Preferred Stock, held by such Demanding Stockholders (the "Registrable Securities"). Each Demanding Stockholder, other than the Durwood Trust, will have three such Demand Registration Rights. The other stockholders holding Registrable Securities are entitled to participate in such demand registrations, subject to certain limitations. In connection with such registrations, Holdings will agree to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act and applicable state securities laws.

Shareholders' and Voting Agreement

  Holdings entered into an Amended and Restated Shareholders' and Voting Agreement (the "Shareholders' Agreement") with certain holders of Holdings Common Stock (or securities convertible into, or exchangeable or exercisable for, Holdings Common Stock) which contains provisions with respect to the voting, transfer and registration of the Holdings Common Stock (or securities convertible, exchangeable or exercisable for, Holdings Common Stock) held by the parties.

  Pursuant to the Shareholders' Agreement, if at any time prior to a public offering of the shares of Holdings Common Stock, BGFVF holds (i) at least 50% of the outstanding Holdings Common Stock or any shares of

Holdings Series A Preferred Stock, BGFVF will have the right to designate three persons to serve on the Board of Directors of Holdings; (ii) 25% or more of the outstanding Holdings Common Stock but less than 50%, BGFVF will have the right to designate two directors to serve on the Board of Directors of Holdings; and (iii) 5% or more of the outstanding Holdings Common Stock but less than 25%, BGFVF will have the right to designate one person to serve on the Board of Directors of Holdings. If at any time prior to a public offering of the shares of Holdings Common Stock, Stratford holds 5% or more of the outstanding Holdings Common Stock, Stratford will have the right to designate one person to serve on the Board of Directors of Holdings. If at any time prior to a public offering of the shares of Holdings Common Stock, the Hoak Entities hold 5% or more of the outstanding Holdings Common Stock, the Hoak Entities will have the right to designate one person to serve on the Board of Directors of Holdings. In addition, the Chief Executive Officer of Holdings will serve as a member of the Board of Directors of Holdings at any time prior to a public offering of the Holdings Common Stock.

  From and after a public offering of the Holdings Common Stock, so long as BGFVF holds 25% or more of the outstanding Holdings Common Stock, all of the parties to the Shareholders' Agreement will be required to vote for at least two persons who are designated by BGFVF. If BGFVF holds 5% or more (but less than 25%) of the outstanding Holdings Common Stock, all of the parties to the Shareholders' Agreement will be required to vote for at least one person who is designated by BGFVF . Each stockholder that is a party to the Shareholders' Agreement has granted BGFVF an irrevocable proxy to vote such stockholder's shares for the election of those directors that are designated by BGFVF pursuant to the Shareholders' Agreement. Pursuant to the Shareholders' Agreement, the Board of Directors of Holdings will be composed of no more than six directors. A director designated by BGFVF, Stratford or the Hoak Entities cannot be removed without the consent of BGFVF, Stratford or the Hoak Entities as applicable. BGFVF, Stratford and the Hoak Entities may remove its designee from the Board of Directors at any time with or without cause.

  If, for any reason, a designee of BGFVF or Stratford or the Hoak Entities is not on the Board of Directors, and BGFVF, Stratford and the Hoak Entities each holds 5% or more of the outstanding Holdings Common Stock, each of BGFVF, Stratford and the Hoak Entities will be entitled to have one observer selected by each of them present at all meetings of the Board of Directors of Holdings. In addition, if a director of Holdings or an observer is a designee of BGFVF, Stratford or the Hoak Entities and such director or observer is not able to attend the respective Board of Directors meeting, BGFVF, Stratford and the Hoak Entities have the right to designate a representative to attend and observe such meeting on behalf of such director or observer.

  The Shareholders' Agreement requires each party to give Holdings and each other stockholder who is a party to the Shareholders' Agreement certain notices with respect to any proposed sales or transfers of Holdings Common Stock (or securities convertible, exchangeable or exercisable for Holdings Common Stock) and to offer to Holdings and each of the stockholders who is a party to the Shareholders' Agreement, the right to purchase such stock which the party otherwise proposes to sell or transfer. In addition, if any stockholder desires to sell a number of shares of Holdings Common Stock (or securities convertible, exchangeable or exercisable for Holdings Common Stock) which in the aggregate represent at least 5% of the outstanding Holdings Common Stock, then such stockholder must give certain notices with respect to the proposed sale or sales and each of the stockholders who is a party to the Shareholders' Agreement will have the right to sell a proportionate amount of its Holdings Common Stock (or securities convertible, exchangeable or exercisable for Holdings Common Stock). If BGFVF elects to transfer or exchange all of the shares of Holdings Common Stock (or securities convertible, exchangeable or exercisable for Holdings Common Stock) that it holds at a price of at least $200 per share, then, upon 30 days notice, each other stockholder (that is a party to the Shareholders' Agreement) will be obligated to sell or transfer to such third party, all of his or her shares of Holdings Common Stock (or securities convertible, exchangeable or exercisable for Holdings Common Stock) in the same transaction.

  Pursuant to the Shareholders' Agreement, any stockholder that is a party to the Shareholders' Agreement and that owns more than 5% of the Holdings Common Stock at the time Holdings proposes to issue additional shares of Holdings Common Stock or Holdings Preferred Stock (as defined), will have preemptive rights with respect to such shares. In addition, at any time on or after October 31, 2001, and provided that an offering of Holdings Common Stock has not then occurred, the Durwood Trust may require Holdings to repurchase not less than all of the shares of Holdings Common Stock held by each at the fair market value at the time of repurchase.

Item 12. Security Ownership of Certain Beneficial Owners and Management


  The Company is a wholly-owned subsidiary of Holdings. The following table and the accompanying footnotes set forth, as of March 30, 1999, the beneficial ownership of Holdings' capital stock by each person (i) who is known to the Company to own beneficially more than 5% of the outstanding Holdings Common Stock, Holdings Series B Preferred Stock, Holdings Series C Preferred Stock or Holdings Series D Preferred Stock; (ii) each director and named executive officer of the Company; and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons or entities set forth in the table below have sole investment and voting power with respect to all shares shown as beneficially owned, subject to community property laws, where applicable. The business address of each executive officer is c/o Hollywood Theaters, Inc., 2911 Turtle Creek Blvd., Suite 1150, Dallas, Texas, 75219.

                                 Number of Shares(1)                          Percent of Class
                          ------------------------------------------ -----------------------------------
                                           Preferred Stock                         Preferred Stock
                                      ------------------------------          --------------------------
                          Common                                      Common
    Name and Address       Stock      Series B     Series C Series D Stock(2) Series B Series C Series D
    ----------------      -------     --------     -------- -------- -------- -------- -------- --------
Thomas W. Stephenson,
 Jr.....................    8,465(3)      132          --       --      6.7%       *      --       --

John G. Farmer(4).......      --          --           --       --      --       --       --       --
c/o Stratford Capital
 Partners, L.P
200 Crescent Court,
 Suite 1650
Dallas, Texas 75201

Thomas L. Harrison(5)...      --          --           --       --      --       --       --       --
c/o Hoak Capital
 Corporation
One Galleria Tower
13355 Noel Road, Suite
 1050
Dallas, Texas 75240

Thomas G. Mendell(6)....      880(7)       71          --       --        *        *      --       --
c/o The Beacon Group
 III-
 Focus Value Fund, L.P.
399 Park Avenue, 17th
 Floor
New York, New York 10022

Eric R. Wilkinson(8)....      --          --           --       --      --       --       --       --
c/o The Beacon Group
 III-
 Focus Value Fund, L.P.
399 Park Avenue, 17th
 Floor
New York, New York 10022

Harold W. Pote(9).......      --          --           --       --      --       --       --       --
c/o The Beacon Group
 III-
 Focus Value Fund, L.P.
399 Park Avenue, 17th
 Floor
New York, New York 10022

James R.
 Featherstone(10).......    1,520         --           --       --      1.3%     --       --       --

Robert E. Painter(11)...    3,063         --           --       --      2.5%     --       --       --

The Beacon Group III-
 Focus Value Fund,
 L.P.(12)...............  316,243(13) 156,057(14)   41,909   45,749    86.9%    80.4%    45.7%    66.7%
399 Park Avenue, 17th
 Floor
New York, New York 10022

Hoak Communications
 Partners, L.P.(15).....   62,516(16)     --        37,940   10,480    37.1%     --      41.4%    15.3%
c/o Hoak Capital
 Corporation
One Galleria Tower
13355 Noel Road, Suite
 1050
Dallas, Texas 75240

                                 Number of Shares(1)                              Percent of Class
                          -------------------------------------------    -----------------------------------
                                          Preferred Stock                              Preferred Stock
                                     --------------------------------             --------------------------
                          Common                                          Common
    Name and Address      Stock      Series B    Series C    Series D    Stock(2) Series B Series C Series D
    ----------------      ------     --------    --------    --------    -------- -------- -------- --------
HCP Capital Fund,
 L.P.(17)...............   5,336(18)     --       3,262          862        4.3%     --      3.6%      1.3%
One Galleria Tower
13355 Noel Road, Suite
 1050
Dallas, Texas 75240

Stratford Capital
 Corporation(19) .......  53,921(20)  31,012(21)  8,393(22)   11,439(23)   31.5%    16.0%    9.2%     16.7%
200 Crescent Court,
 Suite 1650
Dallas, Texas 75201

Richard M. Durwood .....  16,413         --         --           --        13.7%     --      --        --
Revocable Trust
406 West 34th St., Suite
 614
Kansas City, Missouri
 06411

All of the directors and
 executive officers as a
 group..................  13,928(24)     203        --           --        10.7%       *     --        --

--------
*  Less than one percent (1%).
(1) The information contained in this table with respect to beneficial ownership reflects "beneficial ownership" as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, (i) shares of Holdings Common subject to options or warrants held by that person that are exercisable on March 30, 1999 or become exercisable within 60 days following March 30, 1999 and
    (ii) shares of Holdings Preferred Stock of any series that are convertible into shares of Holdings Common Stock on March 30, 1999 or become convertible within 60 days following March 30, 1999 are deemed outstanding. However, such shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. All information with respect to the beneficial ownership of any stockholder has been furnished by such stockholder and, unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable.
(2) The following reflects the total voting power represented by the capital stock of Holdings held by each of the indicated persons, assuming all such persons (i) exercised all outstanding options and warrants to purchase Holdings Common Stock that are presently exercisable and (ii) converted all outstanding shares of Holdings Preferred Stock that are presently convertible into shares of Holdings Common Stock held by all such persons:
    Mr. Stephenson--1.8%; Mr. Farmer--0%; Mr. Harrison--0%; Mr. Mendell--0.2%; Mr. Wilkinson--0%; Mr. Pote--0%; Mr. Featherstone--0.3%; Mr. Painter-- 0.6%; BGFVF--66.2%; Hoak Communications Partners, L.P.--13.1%; HCP Capital Fund, L.P.--1.1%; Stratford Capital Corporation L.P.--11.3%; Richard M. Durwood--3.4%; and all directors and officers as a group--2.9%.
(3) Includes (i) 132 shares of Holdings Common Stock issuable at any time upon conversion of the same number of shares of Holdings Series B Preferred Stock owned by Mr. Stephenson and (ii) 5,842 shares of Holdings Common Stock subject to employee stock options that are currently exercisable and does not include the 8,761 shares of Holdings Common Stock subject to employee stock options that are not currently exercisable.
(4) Does not include (i) 3,077 shares of Holdings Common Stock, 31,012 shares of Holdings Series B Preferred Stock or 8,393 shares of Holdings Series C Preferred Stock owned of record by Stratford Capital Partners, L.P. ("Stratford Capital"); (ii) 11,439 shares of Holdings Series D Preferred Stock owned of record by Stratford Equity Partners, L.P. ("Stratford Equity"); or (iii) the 50,844 shares of Holdings Common Stock isssuable at any time upon conversion of all such shares of Holdings Preferred Stock. Mr. Farmer, a director of the Company, is a managing director and an officer of Stratford Capital Corporation, the general partner of Stratford Capital G.P. Associates, L.P., which is the general partner of each of Stratford Capital and Stratford Equity. Mr. Farmer disclaims beneficial ownership of all such shares of Holdings Common Stock and Holdings Preferred Stock, except to the extent of his pecuniary interest therein.

(5) Does not include (i) 14,096 shares of Holdings Common Stock, 37,940 shares of Holdings Series C Preferred Stock or 10,480 shares of Holdings Series D Preferred Stock, owned of record by Hoak Communications Partners, L.P. ("Hoak Communications"); (ii) 1,212 shares of Holdings Common Stock, 3,262 shares of Holdings Series C Preferred Stock or 862 shares of Holdings Series D Preferred Stock owned of record by HCP Capital Fund, L.P. (the "HCP Capital Fund"); or (iii) the 52,544 shares of Holdings Common Stock issuable at the time upon conversion of all such shares of Holdings Preferred Stock. Mr. Harrison, a director of the Company, shares voting and investment power over Hoak Partners, LLC, the general partner of HCP Investment, LP, which is the general partner of Hoak Communications and shares voting and investment power at James M. Hoak & Co., which is the general partner of HCP Capital Fund. Mr. Harrison disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein.
(6) Does not include (i) 72,528 of Holdings Common Stock, 156,057 shares of Holdings Series B Preferred Stock, 41,909 shares of Holdings Series C Preferred Stock or 45,749 shares of Holdings Series D Preferred Stock or
     (ii) the 243,715 shares of Holdings Common Stock issuable at any time upon conversion of all such shares of Holdings Preferred Stock. All such shares of Holdings Common Stock and Holdings Preferred Stock are owned of record by BGFVF. Mr. Mendell, a director of the Company, shares voting and investment power at Focus Value GP, Inc., the general partner of Beacon Focus Value Investors, LLC, which is the general partner of BGFVF. Mr. Mendell disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein.
(7) Includes 71 shares of Holdings Common Stock issuable at any time upon conversion of the same number of shares of Holdings Series B Preferred Stock owned of record by Mr. Mendell.
(8) Does not include (i) 72,528 shares of Holdings Common Stock, 156,057 shares of Holdings Series B Preferred Stock, 41,909 shares of Holdings Series C Preferred Stock or 45,749 shares of Holdings Series D Preferred Stock, or (ii) the 243,715 shares of Holdings Common Stock issuable at any time upon conversion of all such shares of Holdings Preferred Stock. All such shares of Holdings Common Stock and Holdings Preferred Stock are owned of record by BGFVF. Mr. Wilkinson, a director of the Company, shares voting and investment power at Focus Value GP, Inc., the general partner of Beacon Focus Value Investors, LLC, which is the general partner of BGFVF. Mr. Wilkinson disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein.
(9) Does not include (i) 72,528 shares of Holdings Commons Stock, 156,057 share of Holdings Series B Preferred Stock, 41,909 shares of Holdings Series C Preferred Stock or 45,749 shares of Holdings Series D Preferred Stock or (ii) the 243,715 shares of Holdings Common Stock issuable at any time upon conversion of all such shares of Holdings Preferred Stock. All such shares of Holdings Common Stock and Holdings Preferred Stock are owned of record by BGFVF. Mr. Pote, a director of the Company, shares voting and investment power at Focus Value GP, Inc., the general partner of Beacon Focus Value Investors, LLC, which is the general partner of BGFVF. Mr. Pote disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein.
(10) Includes 1,460 shares of Holdings Common Stock subject to employee stock options that are currently exercisable and does not include the 2,191 shares of Holdings Common Stock subject to employee stock options that are not currently exercisable.
(11) Includes 2,921 shares of Holdings Common Stock subject to employee stock options that are currently exercisable and does not include the 4,382 shares of Holdings Common Stock that are not currently exercisable.
(12) Focus Value GP, Inc. is the general partner of Beacon Focus Value Investors, LLC, which is the general partner of BGFVF. Mr. Mendell, Mr. Wilkinson and Mr. Pote, each a director of the Company, are managing directors of Focus Value GP, Inc.
(13) Does not include (i) 809 shares of Holdings Common Stock or (ii) 71 shares of Holdings Common Stock issuable upon conversion of the same number of shares of Holdings Series B Preferred Stock, all of which shares are owned of record by Mr. Mendell, an affiliate of BGFVF, as to which BGFVFdoes not have any voting or investment power. Includes 243,715 shares of Holdings Common Stock issuable at any time upon conversion of shares of Holdings Series B Preferred Stock, Holdings Series C Preferred Stock and Holdings Series D Preferred Stock, all of which Shares are owned of record by BGFVF.

(14) Does not include 71 shares of Holdings Series B Preferred Stock owned of record by Mr. Mendell, an affiliate of BGFVF, as to which BGFVF does not have any voting or investment power.
(15) Hoak Partners, LLC is the general partner of HCP Investment, LP, which is the general partner of Hoak Communications. Mr. Harrison, a director of the Company, shares voting and investment power at Hoak Partners, LLC.
(16) Includes 48,420 shares of Holdings Common Stock issuable at any time upon conversion of 37,940 shares of Holdings C Preferred Stock and 10,257 shares of Holdings Series D Preferred Stock owned of record by Hoak Communications.
(17) James M. Hoak & Co. is the general partner of HCP Capital Fund. Mr. Harrison, a director of the Company, is a director and officer of James
     M. Hoak & Co.
(18) Includes 4,124 shares of Holdings Common Stock issuable at any time upon conversion of 3,262 shares of Holdings Series C Preferred Stock and 862 shares of Holdings Series D Preferred Stock owned of record by HCP Capital Fund.
(19) Stratford Capital Corporation is the general partner of Stratford GP Associates, LP, which is the general partner of each of Stratford Equity and Stratford Capital. Mr. Farmer, a director of the Company, is a managing director and an officer of Stratford Capital Corporation.
(20) Includes (i) 39,405 shares of Holdings Common Stock issuable at any time upon conversion of 31,012 shares of Holdings Series B Preferred Stock and the 8,393 shares of Holdings Series C Preferred Stock owned of record by Stratford Capital and (ii) 11,345 shares of Holdings Common Stock issuable at any time upon conversion of 11,439 shares of Holdings Series D Preferred Stock owned of record by Stratford Equity.
(21) Includes 31,012 shares of Holdings Series B Preferred Stock owned of record by Stratford Capital.
(22) Includes 8,393 shares of Holdings Series C Preferred Stock owned of record by Stratford Capital.
(23) Includes 11,439 shares of Holdings Series D Preferred Stock owned of record by Stratford Equity.
(24) Includes 132 shares and 71 shares of Holdings Common Stock that Thomas W. Stephenson, Jr. and Thomas G. Mendell, respectively, have a right to acquire at any time by converting the same number of shares of Holdings Series B Preferred Stock owned by each of them, respectively. Also includes 5,842, 1,460 and 2,920 shares of Holdings Commons Stock that Mr. Stephenson, James R. Featherstone and Robert E. Painter, respectively, have a right to acquire at any time by exercising outstanding employee stock options.

Item 13. Certain Relationships and Related Transactions

Engagement of The Beacon Group Capital Services, LLC

  Holdings has entered into an agreement with The Beacon Group Capital Services, LLC ("Beacon Group Capital Services") pursuant to which Beacon Group Capital Services has the right to perform certain investment banking services for Holdings or any of its affiliates (including, without limitation, in connection with the sale of Holdings of any of its subsidiaries), in each case, upon customary terms. As of December 31, 1998, Holdings has not been required to pay any funds to Beacon Group Capital Services. More specifically, in July 1998, the Company engaged Beacon Group Capital Services as the Company's sole and exclusive financial advisor for the purpose of identifying opportunities for a business combination transaction. Under the terms of the agreement, Beacon Group Capital Services is entitled to a $1.5 million fee in connection with its role in the Recapitalization Transactions. However, Beacon Group Capital Services has agreed to waive any payments owing thereto by Holdings and to terminate the agreement in connection with the Recapitalization Transactions if such Recapitalization Transactions are consummated outside of and prior to any bankruptcy proceeding of the Company or Holdings.

Construction Arrangement with Precept Investors, Inc.

  Precept Investors, Inc. ("Precept"), one of Holding's shareholders, has been engaged by Holdings to construct various theaters. During 1998, Precept was involved in the construction of two theaters and improvements to one existing theater, and was paid approximately $11.9 million for these services. During 1997,

Precept was involved in the construction of two theaters and improvements to three existing theaters, and was paid approximately $14.5 million for these services. At December 31, 1998, approximately $2.7 million was owed to Precept and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. No amounts were owed to Precept as of December 31, 1997.

Indemnification Agreement of Thomas W. Stephenson

  Thomas W. Stephenson has entered into an indemnification agreement with the Company and Holdings in connection with certain personal guarantees made by Mr. Stephenson for obligations of the Company under certain agreements, including, but not limited to theater leases and film rental agreements and other similar agreements that Mr. Stephenson may be required to guarantee in the future. Pursuant to such indemnification agreement, the Company and Holdings have agreed to indemnify Mr. Stephenson against any and all payments, liabilities, obligations, claims, losses, damages, commitments, costs, deficiencies, expenses paid or incurred by Mr. Stephenson under any Stephenson Guarantee and against any and all expenses (including attorneys' fees), costs, liabilities and obligations paid or incurred in connection with or as a result of such payments under the Stephenson Guarantees.

Agreements with BGFVF Relating to Financing

  BGFVF is the principal stockholder of Holdings. Thomas E. Mendell, Harold W. Pote and Eric R. Wilkinson are each partners of The Beacon Group, L.L.C., an affiliate of BGFVF. During 1998 and the first quarter of 1999, the Company and Holdings entered into several arrangements with BGFVF, its principal stockholder, to induce BGFVF to take certain actions required by the Lenders under the Senior Bank Facility. In August 1998, the Company required funds under the Senior Bank Facility at a time when the Company did not meet certain financial conditions for additional borrowings thereunder. To induce the Lenders to waive the financial conditions for a limited time and to allow the Company to borrow additional amounts under the Senior Bank Facility, BGFVF agreed to deliver for the benefit of the Lenders a letter of credit for $12.5 million to support the full amount of the additional borrowings by the Company at that time. To induce BGFVF to issue the letter of credit, Holdings and BGFVF entered into the August Contingent Reimbursement Agreement pursuant to which Holdings agreed that if the Lenders ever called upon BGFVF's letter of credit, Holdings would be required to reimburse BGFVF by issuing to BGFVF shares of Holdings preferred stock.

  In November 1998, Bank of America agreed to provide the Company with $5.0 million of short-term capital under the Interim Facility, separate from the Senior Bank Facility, to allow the Company to issue new equity and debt securities on or before December 15, 1998 (which was subsequently extended through January 14, 1999). Bank of America required that all amounts borrowed under the Interim Facility be guaranteed by BGFVF. The purpose of the Interim Facility was to provide short-term capital to the Company prior to the completion of a proposed (but never completed) transaction involving the issuance of equity and debt by the Company, the refinancing of the Senior Bank Facility and the exchange of the Notes. To induce BGFVF to guarantee such borrowings, the Company, Holdings and BGFVF entered into the November Contingent Reimbursement Agreement pursuant to which, if BGFVF was ever required to fund any amount under the guarantee, Hollywood would be required to reimburse BGFVF by issuing to BGFVF senior subordinated debt and Holdings would be required to issue to BGFVF shares of a new series of senior convertible preferred stock.

  In January 1999, the Company required additional borrowings under the Senior Bank Facility to continue operations, but again did not meet certain applicable borrowing conditions. The Company was unable to borrow the additional funds it required from its bank lenders. On January 14, 1999, with the financial backing of BGFVF, the Company received a waiver of certain financial covenants under the Senior Bank Facility until June 30, 1999 and the Senior Bank Facility was amended to increase the loan commitment thereunder from $50.0 million to $75.0 million and to permit affiliates of the Company to participate in any loans made thereunder. In connection with obtaining such waivers and amending the Senior Bank Facility, BGFVF entered into a Participation Agreement with the Lenders, pursuant to which BGFVF purchased a $12.5 million junior participation in loans previously funded under the Senior Bank Facility (and theretofore backed by BGFVF's $12.5 million letter of credit) and agreed to fund additional borrowings by the Company under the Senior Bank Facility, if any. All of the institutional investors of Holdings were offered the opportunity to become party to the Participation Agreement, but only BGFVF elected to do so. All future loans under the Senior Bank Facility were made contingent on BGFVF's agreement, in each case, to fund such borrowings pursuant to the Participation Agreement. At that time, (i) BGFVF committed, subject to certain conditions, to fund at least $4.0 million of additional borrowings thereunder for the Company's working capital needs; (ii) the final maturity of the Senior Bank Facility was moved from August 7, 2002 to June 30, 1999; (iii) the Company borrowed approximately $5.0 million under the Senior Bank Facility to repay all principal and interest under and to terminate the Interim Facility; and (iv) the Lenders extinguished the $12.5 million letter of credit and Interim Facility guarantee previously supplied by BGFVF. In addition, effective as of January 27, 1999, the August Contingent Reimbursement Agreement and the November Contingent Reimbursement Agreement were terminated.

  At March 30, 1999, the Company had approximately $72.4 million of indebtedness outstanding (which includes a letter of credit of $189,000) under the Senior Bank Facility, of which (i) approximately $37.5 million was funded by the Lenders and (ii) approximately $34.9 million was funded by BGFVF through the Participation Agreement. Pursuant to the terms of the Participation Agreement, amounts repaid under the Senior Bank Facility will be applied first to pay in full all Nonparticipation Obligations, and second to pay in full all Participation Obligations. As a lender under the Participation Agreement, BGFVF receives interest at the applicable margin under the Senior Bank Facility with respect to amounts borrowed thereunder.

  To date, BGFVF has funded its participation in the Senior Bank Facility through a loan of $34.9 million provided by Bank of America to BGFVF (the "Participation Loan"). BGFVF may borrow up to $37.5 million to purchase participations in the Senior Bank Facility. In the event that all or any portion of the Participation Loan is called or accelerated by Bank of America, the Company is obligated to issue a senior unsecured note (the "Participation Note") to BGFVF, as the sole institutional investor of Holdings electing to enter into the Participation Agreement, in the principal amount of up to $5.0 million, as permitted by the Senior Bank Facility. The actual principal amount of the Participation Note would be determined pro rata, based on the actual amount of borrowings called or accelerated under the Participation Loan, and the Participation Note would rank pari passu in right of payment to the Senior Bank Facility. If the Recapitalization Transactions are consummated, the Company does not expect to issue the Participation Note.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 14(a)(1) Financial Statements:

                                                                           Page
   Included in this Report:                                                No.
   ------------------------                                                ----
   Report of Independent Public Accountants..............................  F-2

   Consolidated Balance Sheets as of December 31, 1998 and 1997..........  F-3

   Consolidated Statements of Operations for the Years Ended December 31,
    1998, 1997, and 1996.................................................  F-4

   Consolidated Statements of Stockholders' Equity (Deficit) for the
    Years Ended December 31, 1998, 1997, and 1996........................  F-5

   Consolidated Statements of Cash Flows for the Years Ended December 31,
    1998, 1997, and 1996.................................................  F-6

   Notes to Consolidated Financial Statements............................  F-7

    (2) Financial Statement Schedule: Not applicable

    (3) Exhibits required by Item 601 of Regulation S-K are as follows:

   Exhibit
   Number                               Description
   -------                              -----------
     2.1   Agreement and Plan of Merger, dated as of March 3, 1999, by and among Hollywood Theater Holdings, Inc., Hollywood Merger Co.,
           Wallace Theater Corporation II, The Beacon Group III-Focus Value
           Fund, L.P., Stratford Capital Partners, L.P., Stratford Equity
           Partners, L.P., Hoak Communications Partners, L.P. and HCP Capital
           Fund, L.P. (filed as Exhibit 10.23 hereto)

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

    *3.3   Articles of Incorporation of Crown Theatre Corporation

    *3.4   By-laws of Hollywood Theaters, Inc.

    *3.5   By-laws of Hollywood Theater Holdings, Inc.

    *3.6   By-laws of Crown Theatre Corporation

    *4.1   Indenture dated as of August 7, 1997 among Hollywood Theaters, Inc.,
           Hollywood Theater Holdings, Inc. and Crown Theatre Corporation and
           U.S. Trust Company of Texas, N.A.

    *4.2   Exchange and Registration Rights Agreement, dated as of August 7,
           1997 among Hollywood Theaters, Inc., Hollywood Theater Holdings,
           Inc., Goldman, Sachs, & Co., and BancAmerica Securities Inc.

    *4.3   Second Amendment to Registration Rights Agreement, dated as of
           December 17, 1997 by and between Hollywood Theater Holdings, Inc.
           and The Beacon Group III--Focus Value Fund, L.P., as amended

    *4.4   Second Amendment to Registration Rights Agreement, dated as of
           December 17, 1997, by and among Hollywood Theater Holdings, Inc.,
           Stratford Capital Partners, L.P. and Precept Investors, Inc.

    *4.5 Registration Rights Agreement, dated as of November 1, 1996, by and between Hollywood Theater Holdings, Inc. and Richard M. Durwood
           Revocable Trust


   Exhibit
   Number                               Description
   -------                              -----------
    *4.6   First Amendment to Registration Rights Agreement, dated as of
           December 17, 1997, by and among Hollywood Theater Holdings, Inc.,
           Hoak Communications Partners, L.P., HCP Capital Fund, L.P. and HCP
           1997 Authorized Employee Fund

    *4.7 Amended and Restated Agreement with respect to Registration Rights, dated as of May 13, 1997, by and among Hollywood Theater Holdings, Inc., Stratford Capital Partners, L.P., Precept Investors, Inc., The
           Beacon Group III--Focus Value Fund, L.P., Hoak Communications
           Partners, L.P., HCP Capital Fund, L.P. and HCP 1997 Authorized
           Employee Fund, L.P.

   *10.1 Amended and Restated Credit Agreement, dated as of August 7, 1997, among Hollywood Theater Holdings, Inc., Hollywood Theaters, Inc., and Bank of America National Trust and Savings Associations

   *10.2   Amended and Restated Shareholders' and Voting Agreement, dated as of
           December 17, 1997, by and among Hollywood Theater Holdings, Inc.,
           The Beacon Group III--Focus Value Fund, L.P., Stratford Capital
           Partners, L.P., Hoak Communications Partners, L.P., HCP Capital
           Fund, L.P., and HCP 1997 Authorized Employee Fund, L.P.

   *10.3 Purchase and Assignment Agreement, dated as of July 25, 1997, between General Cinema Corp. of Oklahoma, Inc. and Hollywood
           Theaters, Inc., as amended by Amendment No. 1 to Purchase and
           Assignment Agreement, dated as of July 30, 1997, between General
           Cinema Corp. of Oklahoma, Inc. and Hollywood Theaters, Inc.

   *10.4 Agreement of Purchase and Sale, dated as of July 22, 1996, by and among United Artists Theatre Circuit, Inc., United Artists
           Properties I Corp., Resort Amusement Corporation and Hollywood
           Theaters, Inc. as amended

   *10.5 Asset and Stock Purchase Agreement, dated as of August 26, 1996, between Crown Cinema Corporation, Crown Theatre Corporation,
           Hollywood Theaters, Inc., and Hollywood Theater Holdings, Inc., as amended

   *10.6   Asset Purchase Agreement, dated as of August 19, 1997, between
           Dickinson, Inc. and Hollywood Theaters, Inc.

   *10.7   Employment Agreement, dated as of October 1, 1996, between Hollywood
           Theaters, Inc. and Thomas W. Stephenson, Jr.

   *10.8   Employment Agreement, dated as of October 1, 1996, between Hollywood
           Theaters, Inc. and James R. Featherstone

   *10.9   Employment Agreement, dated as of October 1, 1996, between Hollywood
           Theaters, Inc. and Robert E. Painter

   *10.10 Hollywood Theaters, Inc. Savings and Profit Sharing Plan, as amended and restated

   *10.11 Hollywood Theater Holdings, Inc. 1996 Stock Option and Award Plan, dated December 15, 1996, as amended

   *10.12  Hollywood Theaters, Inc. 401(k) Savings Plan, as amended

   *10.13 Indemnification Agreement, dated as of May 15, 1996, by and between Hollywood Theaters, Inc., Hollywood Theater Holdings, Inc., and
           Thomas W. Stephenson, Jr.

   *10.14  Third Amendment to Amended and Restated Credit Agreement, dated
           January 7, 1998, among Hollywood Theater Holdings, Inc., Hollywood
           Theaters, Inc., and Bank of America National Trust and Savings
           Association


   Exhibit
   Number                               Description
   -------                              -----------
    10.15  Fourth Amendment and Waiver to Amended and Restated Credit
           Agreement, dated May 22, 1998, among Hollywood Theater Holdings,
           Inc., Hollywood Theaters, Inc., and Bank of America National Trust
           and Savings Association

    10.16 Fifth Amendment and Waiver to Amended and Restated Credit Agreement, dated August 14, 1998, among Hollywood Theater Holdings, Inc.,
           Hollywood Theaters, Inc., and Bank of America National Trust and
           Savings Association

    10.17 Sixth Amendment and Waiver to Amended and Restated Credit Agreement, dated October 1998, among Hollywood Theater Holdings, Inc.,
           Hollywood Theaters, Inc. and Bank of America National Trust and
           Savings Association

    10.18  Seventh Amendment and Waiver to Amended and Restated Credit
           Agreement, dated December 15, 1998, among Hollywood Theater
           Holdings, Inc., Hollywood Theaters, Inc. and Bank of America
           National Trust and Savings Association

    10.19  Eighth Amendment and Waiver to Amended and Restated Credit
           Agreement, dated December 21, 1998, among Hollywood Theater
           Holdings, Inc., Hollywood Theaters, Inc. and Bank of America
           National Trust and Savings Association

    10.20 Ninth Amendment and Waiver to Amended and Restated Credit Agreement, dated January 8, 1999, among Hollywood Theater Holdings, Inc.,
           Hollywood Theaters, Inc. and Bank of America National Trust and
           Savings Association

    10.21 Tenth Amendment and Waiver to Amended and Restated Credit Agreement, dated January 14, 1999, among Hollywood Theater Holdings, Inc.,
           Hollywood Theaters, Inc. and Bank of America National Trust and
           Savings Association

    10.22  Forbearance Agreement and Eleventh Amendment to Amended and Restated
           Credit Agreement, dated February 1, 1999, among Hollywood Theater
           Holdings, Inc., Hollywood Theaters, Inc. and Bank of America
           National Trust and Savings Association

    10.23 Agreement and Plan of Merger, dated as of March 3, 1999, by and among Hollywood Theater Holdings, Inc., Hollywood Merger Co.,
           Wallace Theater Corporation II, The Beacon Group III--Focus Value
           Fund, L.P., Stratford Capital Partners, L.P., Stratford Equity
           Partners, L.P., Hoak Communications Partners, L.P. and HCP Capital
           Fund, L.P.

    10.24  Forbearance Agreement and Twelfth Amendment to Amended and Restated
           Credit Agreement, dated March 4, 1999, among Hollywood Theater
           Holdings, Inc., Hollywood Theaters, Inc. and Bank of America
           National Trust and Savings Association
    10.25  Thirteenth Amendment to Amended and Restated Credit Agreement, dated
           March 17, 1999, among Hollywood Theater Holdings, Inc., Hollywood
           Theaters, Inc. and Bank of America National Trust and Savings
           Association
    10.26  Engagement Letter, dated July 29, 1998, between Hollywood Theaters,
           Inc. and the Beacon Group Capital Services, LLC
    21.1   Subsidiaries of the Registrants

    27.1   Financial Data Schedule (for SEC use only)

--------
* Incorporated by reference to Hollywood Theaters, Inc.'s Registration Statement on Form S-4 (File No. 333-36763), dated February 4, 1998

Item 14(b) Reports on Form 8-K

  The registrants filed a Current Report on Form 8-K, dated March 3, 1999, to report pursuant to Item 5 that the Company had agreed to a recapitalization sponsored by GTCR Fund VI, L.P., an investment fund managed by GTCR Golder Rauner. As part of such recapitalization, Holdings will merge with a subsidiary of Wallace Theater Corporation II and consequently become a wholly-owned subsidiary of Wallace Corporation II. The Current Report contained no financial statements.

                                                                          Page
Financial Statements                                                      No.
--------------------                                                      ----
Report of Independent Public Accountants................................. F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997............. F-3

Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1997, and 1996.................................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
 Ended December 31, 1998, 1997, and 1996................................. F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1997, and 1996.................................................... F-6

Notes to Consolidated Financial Statements............................... F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Hollywood Theater Holdings, Inc.:

  We have audited the accompanying consolidated balance sheets of Hollywood Theater Holdings, Inc. (a Delaware corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Theater Holdings, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  The accompanying 1998 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company recorded a net loss of approximately $71.2 million in 1998. In addition, the Company is currently in default on its 10 5/8% senior subordinated notes and its revolving credit facility is due in 1999. The Company does not currently have adequate liquidity or available sources of financing to meet its contractual debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The 1998 financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                          Arthur Andersen LLP

Dallas, Texas,
 March 30, 1999

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                      (In Thousands Except Share Amounts)

                                                              1998      1997
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $  5,713  $  7,379
  Accounts receivable......................................    1,066     1,562
  Inventories..............................................    1,158     1,012
  Prepaid and other current assets, net....................    1,108       850
  Deposits.................................................    1,049     1,593
                                                            --------  --------
    Total current assets...................................   10,094    12,396
  Property and equipment, net..............................  143,437   104,376
  Goodwill, net............................................   16,232    49,215
  Intangible assets, net...................................   11,421    14,289
  Other....................................................    3,640     3,744
                                                            --------  --------
    Total assets........................................... $184,824  $184,020
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and other accrued expenses.............. $ 22,370  $  5,930
  Accrued interest payable.................................    4,934     4,675
  Current maturities of long-term debt.....................  164,800       --
  Current maturities of capital lease obligation...........       64       --
  Deferred revenue.........................................      245       158
                                                            --------  --------
    Total current liabilities..............................  192,413    10,763
Other liabilities:
  Long-term debt...........................................      --    110,000
  Capital lease obligation, net of current maturities......      258       --
  Deferred lease expenses..................................    1,517     1,158
  Deferred revenue.........................................      --        302
                                                            --------  --------
    Total liabilities......................................  194,188   122,223
Commitments and contingencies
Convertible redeemable preferred stock:
  Series B Preferred Stock, $.01 par value, 400,000 shares
   authorized, 194,022 and 178,028 shares issued and
   outstanding in 1998 and 1997, respectively (redemption
   preference of $33,954 and $31,155 as of December 31,
   1998 and 1997, respectively)............................        2         2
  Series C Preferred Stock, $.01 par value, 400,000 shares
   authorized, 91,712 and 84,137 shares issued and
   outstanding in 1998 and 1997, respectively (redemption
   preference of $17,884 and $16,407 as of December 31,
   1998 and 1997, respectively)............................        1         1
  Series D Preferred Stock, $.01 par value, 400,000 shares
   authorized, 68,629 and 61,826 shares issued and
   outstanding in 1998 and 1997, respectively (redemption
   preference of $13,383 and $12,054 as of December 31,
   1998 and 1997, respectively)............................        1         1
  Additional paid-in capital...............................   65,215    59,610
Redeemable common stock:
  Common stock, 16,413 shares issued and outstanding in
   1998 and 1997...........................................      --        --
  Additional paid-in capital...............................    2,872     2,872
Stockholders' deficit:
  Common stock, $.01 par value, 1,500,000 shares
   authorized, 103,659 and 103,464 shares issued and
   outstanding in 1998 and 1997, respectively..............        1         1
  Additional paid-in capital...............................   15,552    15,508
  Accumulated deficit......................................  (93,008)  (16,198)
                                                            --------  --------
    Total stockholders' deficit............................  (77,455)     (689)
                                                            --------  --------
    Total liabilities and stockholders' deficit............ $184,824  $184,020
                                                            ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1998, 1997, and 1996
                                 (In Thousands)

                                                      1998     1997     1996
                                                    --------  -------  -------
Revenues:
  Admissions....................................... $ 64,726  $50,616  $15,335
  Concessions......................................   35,257   26,712    8,710
  Other operating revenues.........................    1,911    1,843      834
                                                    --------  -------  -------
    Total revenues.................................  101,894   79,171   24,879
                                                    --------  -------  -------
Operating expenses:
  Film rental and advertising costs................   37,665   27,576    8,388
  Cost of concessions..............................    6,592    4,320    1,412
  Theater operating expenses.......................   40,434   31,180   10,998
  General and administrative expenses..............    7,528    5,077    1,601
  Depreciation and amortization....................   18,309   11,479    3,152
  Impairment of long-lived assets..................   48,083      --       --
                                                    --------  -------  -------
    Total operating expenses.......................  158,611   79,632   25,551
                                                    --------  -------  -------
Operating loss.....................................  (56,717)    (461)    (672)
Interest expense, net..............................   14,475    7,485    2,121
                                                    --------  -------  -------
Net loss........................................... $(71,192) $(7,946) $(2,793)
                                                    ========  =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             For the Years Ended December 31, 1998, 1997, and 1996
                      (In Thousands, Except Share Amounts)

                              Series A Preferred Stock         Common Stock
                              ---------------------------   ------------------ Additional
                                  Shares                      Shares            Paid-In   Accumulated
                               Outstanding      Amount      Outstanding Amount  Capital     Deficit    Total
                              --------------   ----------   ----------- ------ ---------- ----------- --------
Balance, December 31, 1995..            5,090   $      --      22,622    $--    $  2,745   $   (907)  $  1,838
  Issuance of stock.........           85,000            1     77,168       1     20,501        --      20,503
  Retirement of stock.......          (90,090)          (1)   (30,173)    --     (14,137)       --     (14,138)
  Retirement of warrant.....              --           --         --      --        (200)      (141)      (341)
  Stock dividend............              --           --         --      --         --        (422)      (422)
  Cash dividend.............              --           --         --      --         --        (355)      (355)
  Net loss..................              --           --         --      --         --      (2,793)    (2,793)
                                -------------   ----------    -------    ----   --------   --------   --------
Balance, December 31, 1996..              --           --      69,617       1      8,909     (4,618)     4,292
  Issuance of stock.........              --           --      33,847     --       6,599        --       6,599
  Stock dividend............              --           --         --      --         --      (3,634)    (3,634)
  Net loss..................              --           --         --      --         --      (7,946)    (7,946)
                                -------------   ----------    -------    ----   --------   --------   --------
Balance, December 31, 1997..              --           --     103,464       1     15,508    (16,198)      (689)
  Issuance of stock.........              --           --         499     --          97        --          97
  Retirement of stock.......              --           --        (304)    --         (53)        (7)       (60)
  Stock dividend............              --           --         --      --         --      (5,611)    (5,611)
  Net loss..................              --           --         --      --         --     (71,192)   (71,192)
                                -------------   ----------    -------    ----   --------   --------   --------
Balance, December 31, 1998..              --    $      --     103,659    $  1   $ 15,552   $(93,008)  $(77,455)
                                =============   ==========    =======    ====   ========   ========   ========



  The accompanying notes are an integral part of these consolidated financial statements.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1998, 1997, and 1996
                                 (In Thousands)

                                                    1998      1997      1996
                                                  --------  --------  --------
Cash flows from operating activities:
  Net loss....................................... $(71,192) $ (7,946) $ (2,793)
  Adjustments to reconcile net loss to net cash
   provided by operating activities--
   Depreciation and amortization.................   18,309    11,479     3,152
   Impairment of long-lived assets...............   48,083       --        --
   Deferred lease expenses.......................      483       500       545
   Changes in assets and liabilities--
    Decrease (increase) in accounts receivable...      496      (559)     (951)
    (Increase) decrease in prepaids and other
     current assets, net.........................     (836)      125      (963)
    Increase in inventories......................     (346)     (450)     (316)
    Increase in other assets.....................      --     (3,744)      --
    Decrease (increase) in deposits..............      519       805    (1,544)
    Increase (decrease) in accounts payable and
     other accrued expenses......................   14,528       (77)    3,902
    Increase in accrued interest payable.........      259     4,675       --
    (Decrease) increase in deferred revenue......     (215)      460       --
                                                  --------  --------  --------
     Net cash provided by operating activities...   10,088     5,268     1,032
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of property and equipment............  (67,167)  (66,361)  (10,734)
  Sale/disposition of property and equipment.....      831    12,895       --
  Payments for business acquisitions, net of cash
   acquired......................................      --    (36,649)  (58,986)
                                                  --------  --------  --------
     Net cash used in investing activities.......  (66,336)  (90,115)  (69,720)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of senior subordinated
   notes.........................................      --    110,000       --
  Borrowings under note payable..................    5,000     3,800       --
  Borrowings under revolving credit facility.....   49,800    14,000    58,428
  Payment of financing fees......................     (474)   (5,284)   (3,718)
  Increase (decrease) of capital lease
   obligation....................................      322       (32)      (44)
  Repayments of note payable and long-term debt..      --    (68,437)  (16,691)
  Proceeds from issuance of stock................      --     34,620    48,659
  Repurchase of common and preferred stock.......      (66)      --    (14,138)
  Retirement of warrants.........................      --        --       (341)
  Dividends paid.................................      --        --       (355)
                                                  --------  --------  --------
     Net cash provided by financing activities...   54,582    88,667    71,800
                                                  --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents.....................................   (1,666)    3,820     3,112
Cash and cash equivalents, beginning of year.....    7,379     3,559       447
                                                  --------  --------  --------
Cash and cash equivalents, end of year........... $  5,713  $  7,379  $  3,559
                                                  ========  ========  ========
Supplemental information:
  Cash paid for interest......................... $ 14,216  $  3,051  $  2,089
                                                  ========  ========  ========
Noncash transactions:
  Stock dividend................................. $  5,611  $  3,634  $    422
                                                  ========  ========  ========
  Issuance of stock in connection with business
   acquisitions.................................. $    --   $    620  $  2,253
                                                  ========  ========  ========
  Issuance of stock for compensation............. $     97  $    --   $    --
                                                  ========  ========  ========
  Purchase price adjustments..................... $  2,009  $    --   $    --
                                                  ========  ========  ========
  Obsolete inventory adjustments................. $    200  $    --   $    --
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998, 1997, and 1996

1. Organization and Current Operating Environment

  Hollywood Theater Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Hollywood Theaters, Inc., ("HTI") both Delaware corporations, were formed in June 1995 to purchase all of the outstanding shares of Trans Texas Amusements, Inc. and affiliates. Crown Theatre Corporation became a wholly owned subsidiary of HTI after it was acquired by Holdings on November 1, 1996, the effective date of the purchase. Holdings, HTI, and Crown Theatre Corporation (collectively the "Company") owned and operated 72 motion picture theaters (including stadium, first run, and discount theaters) at December 31, 1998. The Company currently operates theaters in Alabama, Idaho, Kansas, Missouri, Ohio, Oklahoma, and Texas.

  The accompanying 1998 financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a net loss of approximately $71.2 million in 1998. In addition, the Company is currently in default on its 10 5/8% senior subordinated notes due 2007 (the "Senior Subordinated Notes") and its revolving credit facility is due in 1999 (see
Note 6). The Company does not currently have adequate liquidity or available sources of financing to meet its contractual debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

  In March 1999, Holdings entered into a recapitalization agreement (the "Recapitalization") with an unaffiliated entity. As part of the Recapitalization, Holdings will merge and become a wholly owned subsidiary of an unaffiliated entity. HTI will continue as a wholly owned subsidiary of Holdings. Also, in March 1999, in connection with the Recapitalization, and as a condition thereto, HTI commenced an offer to purchase the $110.0 million principal amount outstanding of its Senior Subordinated Notes and a related solicitation of consents to proposed amendments to the indenture governing the Senior Subordinated Notes. The offer and related consent expire on April 2, 1999, unless extended by the Company. The proposed amendments would permit the Recapitalization and related financing transactions and provide the Company with significant operational flexibility following the Recapitalization. In addition to consummation of the offer and consent solicitation, the Recapitalization is subject to a number of conditions, many of which are beyond the control of the Company. Accordingly, there is no guarantee that the Recapitalization and merger will be consummated. If the Company is not able to consummate the Recapitalization for any reason, the Company may not have sufficient resources, and may not have access to sufficient resources, to satisfy its obligations under the revolving credit facility or the Senior Subordinated Notes. Accordingly, there is a substantial prospect that Holdings and HTI would be required to seek protection under the U.S. Bankruptcy Code.

  The accompanying 1998 financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

 Principles of Consolidation and Presentation

  The consolidated financial statements include the accounts of Holdings, and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of operating funds held in financial institutions and petty cash held at the theaters. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996


 Accounts Receivable

  Accounts receivable are due primarily from vendors and film companies for reimbursable vendor promotion costs and film advertising costs. Film advertising reimbursements are generally credited against the film rental and advertising costs.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of concession products and theater supplies.

 Prepaid and Other Current Assets

  Prepaid and other current assets consist of prepaid insurance, prepaid rent and theater start-up costs. Theater start-up costs are amortized over a one year period.

 Deposits

  Deposits consist of funds held in escrow in accordance with certain purchase agreements, utility and lease deposits, and other deposits required for construction projects.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation of furniture and equipment and buildings is provided using the straight-line method over an eight-year period and thirty-year period, respectively. Leasehold improvements are amortized using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold improvements.

  Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of property and equipment exceeds the sum of all estimated future theater cash flows, an impairment loss is recognized based on estimated fair value (see Note 4).

 Goodwill

  Goodwill is recorded as the excess of cost over fair value of assets acquired and is amortized over 15 years. Accumulated amortization of goodwill was approximately $2.9 million and $4.0 million at December 31, 1998 and 1997, respectively.

  The Company periodically reviews the carrying value of goodwill on a theater-by-theater basis to determine if facts and circumstances exist which would suggest the goodwill may be impaired or that the amortization period needs to be modified. If impairment is indicated, an adjustment is made to reduce the carrying amount of the goodwill to its estimated fair value (see
Note 4).

 Intangible Assets

  Intangible assets include deferred financing costs which are amortized over the life of the related liability and covenants not-to-compete which are amortized using the straight-line method over a five year period.

 Other Assets

  Other assets includes prepaid rent applicable to future periods for one stadium theater.

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

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996


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

 Accounting Standards Adopted

  During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company analyzes the performance of and allocates resources to each theater individually. Accordingly, under the aggregation provisions of SFAS 131, the Company has determined that it operates one line of business.

 Reclassifications

  Certain reclassifications have been made to the prior year statements to conform them to the current year presentation.

3. Property and Equipment

  Property and equipment at December 31, 1998 and 1997, consisted of the following (in thousands):

                                                               1998      1997
                                                             --------  --------
   Buildings................................................ $ 47,190  $ 44,024
   Furniture and equipment..................................   32,380    33,564
   Leasehold improvements...................................   41,103    19,316
   Land.....................................................   11,915    10,487
   Construction in progress.................................   20,246     3,172
                                                             --------  --------
                                                              152,834   110,563
   Less-Accumulated depreciation and amortization...........   (9,397)   (6,187)
                                                             --------  --------
                                                             $143,437  $104,376
                                                             ========  ========

  A significant portion of the Company's property and equipment transactions during 1998 and 1997 related to additions to the Company's stadium theaters.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996


4. Impairment of Long-Lived Assets

  The Company periodically reviews theater performance and competition within its markets for indicators of impairment of individual theaters. The Company considers a trend of current and anticipated operating cash flow results to be its primary indicator of potential impairment. The Company deems a theater to be impaired if a forecast of undiscounted theater operating cash flows is less than the carrying amount of its total property and equipment and related goodwill. If a theater is determined to be impaired, the loss is measured by the amount which the total carrying amount of the theater exceeds its estimated fair value.

  During 1998, the Company continued to refine its business plan in response to competitive and market conditions. During this period, the Company also explored various financing options to carry out its business plans. During the fourth quarter of 1998, the Company had no firm financing commitments to complete the stadium building program of its business plan. It determined during this time that the financial performance of certain theaters had deteriorated, or was likely to deteriorate in the near term as a result of competitive pressures. As a result, in the fourth quarter of 1998, the Company recorded noncash charges for impairment of property and equipment and related goodwill of approximately $16.9 million and approximately $31.2 million, respectively. The impairment related to certain of its first-run and discount theaters. No such adjustments were required in 1997 and 1996.

5. Intangible Assets

  Intangible assets at December 31, 1998 and 1997, consisted of the following (in thousands):

                                                                1998     1997
                                                               -------  -------
   Covenants not-to-compete................................... $ 8,307  $ 8,307
   Deferred finance and other costs...........................  10,432    9,958
                                                               -------  -------
                                                                18,739   18,265
   Less- Accumulated amortization.............................  (7,318)  (3,976)
                                                               -------  -------
                                                               $11,421  $14,289
                                                               =======  =======

6. Long-Term Debt

  Long-term debt at December 31, 1998 and 1997, consisted of the following (in thousands):

                                                              1998     1997
                                                            -------- --------
   Revolving credit facility, interest at LIBOR plus 2.75%
    or the base rate plus 1.75% (weighted average of 8.63%
    at December 31, 1998) due 1999......................... $ 49,800 $    --
   Bank note payable, interest at the base rate plus 0.75%
    (8.5% at December 31, 1998); due January 1999..........    5,000      --
   Senior Subordinated Notes, interest at 10.625% payable
    on February 1 and August 1, due 2007 (currently in
    default)...............................................  110,000  110,000
                                                            -------- --------
   Total long-term debt....................................  164,800  110,000
   Less current maturities.................................  164,800      --
                                                            -------- --------
   Long-term debt, net..................................... $    --  $110,000
                                                            ======== ========

 Senior Subordinated Notes

  In August 1997, HTI completed an offering of $110.0 million of the Senior Subordinated Notes. The Senior Subordinated Notes bear interest payable semi-annually in February and August at 10 5/8% and are due in

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996

2007. The Senior Subordinated Notes are redeemable at HTI's option and upon the occurrence of certain events in the future. The Senior Subordinated Notes also include restrictive covenants relative to the incurrence of additional indebtedness. HTI used the net proceeds from the offering to repay all of the then existing indebtedness under its credit facility, to finance certain acquisitions, to fund a portion of construction and other expenses related to the 1997 theater building program, and for general corporate purposes. Holdings and Crown Theatre Corporation are guarantors of the Senior Subordinated Notes.

  The Company did not make its required interest payment of approximately $5.8 million due on February 1, 1999, or at the end of the 30-day grace period, on the Senior Subordinated Notes. As a result, at March 26, 1999, HTI is currently in default on the Senior Subordinated Notes. However, at March 26, 1999, the acceleration provisions under the indenture have not been exercised by the noteholders. The interest payment and the balance of the Senior Subordinated Notes have been classified as current liabilities in the consolidated balance sheets as of December 31, 1998.

 Revolving Credit Facility

  In conjunction with the offering described above, HTI amended its credit facility. The revolving credit facility provided for a revolving line of credit of $50.0 million with a five-year term. HTI had the right at any time prior to June 30, 1999, to solicit on predetermined terms and conditions an increase in the revolving credit facility to an amount not to exceed $75.0 million. The agreement stipulated that total borrowings are not to exceed 5.5 times of HTI's "trailing" twelve-month cash flow and certain other restrictions.

  In January 1999, HTI amended its revolving credit facility (the "Amendment"). The terms of the Amendment provide for, among other things, an expansion of the credit facility to $75.0 million subject to certain conditions of borrowing, a waiver of compliance by HTI of all financial covenants until June 30, 1999, and an acceleration of maturity of amounts outstanding under the credit facility from August 7, 2002, to June 30, 1999. The Amendment also provides for the inclusion of the $5.0 million bank note payable into the expanded credit facility. At March 30, 1999, the balance of the revolving credit facility was approximately $72.4 million (which includes a letter of credit of $189,000 (see Note 15)). Because HTI failed to make its interest payment on the Senior Subordinated Notes, an event of default occurred under the revolving credit facility. Through a series of forbearance agreements between HTI and the lenders dated February and March, 1999, the lenders have waived the event of default until the earlier of the Recapitalization or April 30, 1999 or termination of such forbearance agreements in accordance with their terms. Although the lenders have entered into the forbearance agreements, the lenders are still permitted to deliver a "blockage notice" to the trustee of the Senior Subordinated Notes, prohibiting the payment of any principal of or interest on, or in respect of the purchase or other acquisition of, or defeasance of, the Senior Subordinated Notes.

  A majority stockholder had issued a letter of credit and had guaranteed certain portions of the Company's revolving credit facility at December 31, 1998 (see Note 16).

 Deferred Financing Costs

  At December 31, 1998, the Company has unamortized debt issuance costs related to the Senior Subordinated Notes and revolving credit facility of approximately $7.0 million. Such costs are being amortized over the original terms of the related debt. The unamortized portion will be recognized as an additional charge to earnings at the dates the Senior Subordinated Notes and revolving credit facility are paid or otherwise settled.

7. Leases

  The Company leases certain of its theater premises with lease terms of four to 20 years. Additionally, certain leases provide for contingent rentals based on operating results and require the payment of taxes, insurance, and

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996

other costs applicable to the property. The Company, at its option, may renew a substantial portion of the leases at defined or then fair rental rates for various periods. Some leases also provide for escalating rent payments throughout the lease term. A deferred lease expense accrual of approximately $1.5 million and $1.2 million in 1998 and 1997, respectively, has been provided to account for these leases on a straight-line basis. Rent expense for the years ended December 31, 1998, 1997 and 1996, totaled approximately $10.9 million, $9.3 million, and $3.0 million, respectively, and is included in theater operating expenses on the accompanying consolidated statements of operations.

  Future minimum payments under noncancelable leases with initial or remaining terms in excess of one year at December 31, 1998, are due as follows (in thousands):

   1999................................................................ $ 11,774
   2000................................................................   11,518
   2001................................................................   10,291
   2002................................................................    9,418
   2003................................................................    8,989
   Thereafter..........................................................   67,891
                                                                        --------
                                                                        $119,881
                                                                        ========

8. Income Taxes

  As of December 31, 1998, the Company has a net operating loss (NOL) carryforward of approximately $29.0 million for tax reporting purposes, which begins to expire in calendar year 2010. In October 1996, the Company underwent an ownership change pursuant to Internal Revenue Code Section 382. As a result, the NOL carryforward to future years will be limited. Due to the lack of an earnings history, the tax benefits normally associated with this NOL carryforward and other tax assets have been fully resolved in the accompanying consolidated financial statements. Accordingly, the Company recorded no income tax expense or benefit for any of the years presented.

  The Company's net deferred income taxes at December 31, 1998 and 1997, consisted of the following (in thousands):

                                                                1998     1997
                                                              --------  -------
   Amortization.............................................. $    969  $   538
   Deferred lease expenses...................................      551      376
   Deferred revenue..........................................       94      156
   Accrued vacation and bonuses..............................       94      154
   Charitable contributions..................................       17      --
   Net operating loss carryforward...........................    9,869    3,005
   Depreciation..............................................       (8)    (341)
   Impairment of long-lived assets...........................   16,343      --
                                                              --------  -------
     Total deferred income tax assets........................   27,929    3,888
   Less--Valuation allowance.................................  (27,929)  (3,888)
                                                              --------  -------
     Net deferred income tax assets.......................... $    --   $   --
                                                              ========  =======

  The difference between the statutory federal income tax rate of 34% and the effective federal income tax rate of 0% is due to unrecognized current year benefit.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996


9. Fair Value of Financial Instruments

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the estimated fair value of its financial instrument assets and liabilities. Cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. Because of the financial position of the Company at December 31, 1998, as discussed in Note 1, and the lack of trading of the Senior Subordinated Notes, the Company cannot reasonably estimate fair market value of its debt at December 31, 1998. However, in the tender offer and consent solicitation discussed in Note 1, the Company has offered to pay consideration of 70% of the Senior Subordinated Notes. At December 31, 1997, the Company's long-term debt was determined to approximate its carrying value since it was issued at fair market value during 1997.

10. Convertible Redeemable Preferred Stock and Common Stock

  In November 1996, The Beacon Group III--Focus Value Fund, L.P. ("BGFVF") purchased approximately $19.0 million of a new class of Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock is redeemable after the seventh anniversary of the issue date by the holders, as long as a qualifying initial public offering of the common stock has not occurred. The preferred shares are automatically converted into common stock, upon completion of a qualifying initial public offering. The Series B Preferred Stock is convertible, initially on a one-for-one basis, subject to adjustment to reflect specified antidilution events, including without limitation, stock splits, stock combinations, certain issuances of equity and certain business combination transactions. The holders of Series B Preferred Stock are entitled to dividends at an annual rate of 9%. The Board of Directors may elect to pay dividends in shares of Series B Preferred Stock. The liquidation preference of each share of Series B Preferred Stock is the greater of $175 plus accrued but unpaid dividends or the per share amount the holder would have received upon liquidation on a converted basis plus accrued but unpaid dividends. In addition, the Company exchanged Series A Preferred Stock held by BGFVF, Precept Investors, Inc. ("Precept"), Stratford Capital Partners L.P., and Stratford Equity Partners, L.P. (collectively "Stratford") for the newly authorized Series B Preferred Stock at a ratio of 1.75/1.00 shares.

  In 1997 and 1996, a total of 16,413 shares were issued to Richard M. Durwood and the Richard M. Durwood Revocable Trust ("RMD Trust") for $2.9 million in connection with the acquisition of Crown Theater Corporation. In addition, at any time on or after October 31, 2001, provided that an offering of the Company's common stock has not then occurred, Richard M. Durwood, and/or the RMD Trust may require the Company to repurchase not less than all of the shares of the Company's Common Stock held by each at the fair market value at the time of repurchase.

  In April 1997, the Board of Directors approved 400,000 shares of $.01 par value Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is redeemable under the same conditions and requirements as Series B Preferred Stock. The holders of Series C Preferred Stock are entitled to dividends at an annual rate of 9%. The Board of Directors may elect to pay dividends in shares of Series C Preferred Stock. The liquidation preference of each share of Series C Preferred Stock is the greater of $195 plus accrued but unpaid dividends or the per share amount the holder would have received upon liquidation on a converted basis plus accrued but unpaid dividends. The Company issued 43,076 shares of Series C Preferred Stock to BGFVF and Stratford for approximately $8.4 million.

  In May 1997, the Company issued 35,897 shares of Series C Preferred Stock for approximately $7.0 million to Hoak Communications Funds (the "Hoak Entities").

  In November 1997, the Company issued 51,283 shares of Series C Preferred Stock for approximately $10.0 million to BGFVF and Stratford Equity Partners, L.P.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996


  In December 1997, the Board of Directors approved 400,000 shares of $.01 par value Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock"). The Series D Preferred Stock is redeemable under the same conditions and requirements as Series B Preferred Stock. The holders of Series D Preferred Stock are entitled to dividends at an annual rate of 11%. The Board of Directors may elect to pay dividends in shares of Series D Preferred Stock. The liquidation preference of each share of Series D Preferred Stock is the greater of $195 plus accrued but unpaid dividends or the per share amount the holder would have received upon liquidation on a converted basis plus accrued but unpaid dividends. Additionally, the Company sold 10,257 shares of Series D Preferred Stock for approximately $2.0 million to the Hoak Entities and exchanged 51,283 of Series C Preferred Stock for Series D Preferred Stock at a ratio of 1/1.

  The Board of Directors authorized a 9% preferred stock dividend of Series B Preferred Stock on December 15, 1996, to the stockholders of record of Series B Preferred Stock on December 15, 1996. The stock dividend was paid on December 31, 1996. The Board of Directors also authorized a 9% preferred stock dividend of Series B and C Preferred Stock and an 11% preferred stock divided of Series D Preferred Stock on December 31, 1997, to the stockholders of record of Series B and D Preferred Stock on December 18, 1997, and Series C Preferred Stock on December 19, 1997. The stock dividend was paid on December 31, 1997. The Company also recorded a similar stock dividend at December 31, 1998.

11. Stockholders' Equity (Deficit)

  In April 1996, the Company issued 50,000 shares of Series A Preferred Stock ($.01 par value) to Precept and Stratford for proceeds of $5.0 million. In addition, in October and November 1996, BGFVF purchased 35,000 shares of Series A Preferred Stock for $3.5 million and approximately $2.5 million of common stock.

  In connection with the issuance of Series B Preferred Stock in November 1996, the Company offered to purchase the outstanding common stock from existing stockholders for $170 per share. Shareholders sold 30,173 shares to the Company for a total cost of approximately $5.0 million.

  In April 1997, the Company issued 18,462 shares of common stock to BGFVF and Stratford for approximately $3.6 million.

  In May 1997, the Company issued 15,385 shares of common stock to Hoak for approximately $3.0 million.

  The Company has an incentive stock plan to provide for the granting of options to its employees at prices not less than market at the date of grant. At December 31, 1998, the Company had allocated 37,000 shares of stock for issuance under the plan. The plan provides that options granted are exercisable after one year from date of grant at a rate of 20% each year cumulatively during the 10-year term of the option. An analysis of stock option activity for the years ended December 31, 1998, 1997, and 1996, is presented in the table and narrative below:

                                  1998             1997             1996
                            ---------------- ---------------- ----------------
                                   Wtd. Avg.        Wtd. Avg.        Wtd. Avg.
                            Shares Ex. Price Shares Ex. Price Shares Ex. Price
                            ------ --------- ------ --------- ------ ---------
Outstanding, beginning of
 year...................... 25,556   $175    25,556   $175       --    $--
Granted.................... 11,368    195       --     --     25,556    175
Exercised..................    --     --        --     --        --     --
Canceled...................    --     --        --     --        --     --
                            ------   ----    ------   ----    ------   ----
Outstanding, end of year... 36,924   $181    25,556   $175    25,556   $175
                            ======   ====    ======   ====    ======   ====
Exercisable at end of
 year...................... 10,222   $175     5,111   $175       --    $--
                            ======   ====    ======   ====    ======   ====

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996


  The options outstanding at December 31, 1998, have exercise prices between $175 and $195 with a weighted average exercise price of $181 and a weighted average remaining contractual life of 8.2 years.

  The Company accounts for this plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized for options granted. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have increased by the amounts shown in the table below on a pro forma basis for the years ended December 31, 1998, 1997 and 1996. The fair value of the options were calculated using risk-free interest rates of 5.88% and 6.86%, respectively, for the 1998 and 1996 grants and an expected dividend yield of 0%, from which a minimum value was obtained.

                                                       1998     1997     1996
                                                     --------  -------  -------
   Net loss
     As reported.................................... $(71,192) $(7,946) $(2,793)
     Pro forma......................................  (71,636)  (8,057)  (2,793)

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996

12. Condensed Consolidating Financial Statements

  The following are condensed consolidating financial statements of the Company. These statements are presented to provide financial information with respect to HTI, the issuer of the Senior Subordinated Notes and borrower under the revolving line of credit.

  At December 31, 1998, Holdings owns a 100% interest in HTI. These condensed consolidating financial statements present Holdings' investment in its subsidiary using the equity method. Under this method, investments are recorded at cost and adjusted for the parent company's ownership share of the subsidiary's cumulative results of operations. In addition, investments increase by the amount of contributions to the subsidiary and decrease in the amount of distributions from the subsidiary.

Condensed Consolidating Balance Sheets (In Thousands):

                                                    Consolidating   Company
    As of December 31, 1998     Holdings    HTI        Entries    Consolidated
    -----------------------     --------  --------  ------------- ------------
Assets:
  Cash and cash equivalents.... $    --   $  5,713    $    --       $  5,713
  Other current assets, net ...      --      4,381         --          4,381
                                --------  --------    --------      --------
  Total current assets.........      --     10,094         --         10,094
  Property and equipment, net..      --    143,437         --        143,437
  Investment in subsidiary.....   (9,364)      --        9,364           --
  Other noncurrent assets,
   net.........................      --     31,293         --         31,293
                                --------  --------    --------      --------
                                $ (9,364) $184,824    $  9,364      $184,824
                                ========  ========    ========      ========
Liabilities and stockholders'
 deficit:
  Current liabilities.......... $    --   $192,413    $    --       $192,413
  Other noncurrent
   liabilities.................      --      1,775         --          1,775
  Redeemable convertible
   preferred stock.............   65,219       --          --         65,219
  Redeemable common stock......    2,872       --          --          2,872
  Stockholders' deficit........  (77,455)   (9,364)      9,364       (77,455)
                                --------  --------    --------      --------
                                $ (9,364) $184,824    $  9,364      $184,824
                                ========  ========    ========      ========
                                                    Consolidating   Company
    As of December 31, 1997     Holdings    HTI        Entries    Consolidated
    -----------------------     --------  --------  ------------- ------------
Assets:
  Cash and cash equivalents.... $    --   $  7,379    $    --       $  7,379
  Other current assets, net....      --      5,017         --          5,017
                                --------  --------    --------      --------
  Total current assets.........      --     12,396         --         12,396
  Property and equipment, net..      --    104,376         --        104,376
  Investment in subsidiary.....   61,797       --      (61,797)          --
  Other noncurrent assets,
   net.........................      --     67,248         --         67,248
                                --------  --------    --------      --------
                                $ 61,797  $184,020    $(61,797)     $184,020
                                ========  ========    ========      ========
Liabilities and stockholders'
 equity (deficit):
  Current liabilities.......... $    --   $ 10,763    $    --       $ 10,763
  Long-term debt...............      --    110,000         --        110,000
  Other noncurrent
   liabilities.................      --      1,460         --          1,460
  Redeemable convertible
   preferred stock.............   59,614       --          --         59,614
  Redeemable common stock......    2,872       --          --          2,872
  Stockholders' equity
   (deficit)...................     (689)   61,797     (61,797)         (689)
                                --------  --------    --------      --------
                                $ 61,797  $184,020    $(61,797)     $184,020
                                ========  ========    ========      ========

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996

Condensed Consolidating Statements of Operations (In Thousands):

For the Year Ended December 31,                      Consolidating   Company
             1998                Holdings    HTI        Entries    Consolidated
-------------------------------  --------  --------  ------------- ------------
Revenues.......................  $    --   $101,894     $   --       $101,894
                                 --------  --------     -------      --------
Operating expenses:
  Direct theater costs.........       --     84,691         --         84,691
  General and administrative...       --      7,528         --          7,528
  Depreciation and
   amortization................       --     18,309         --         18,309
  Impairment of long-lived
   assets......................       --     48,083         --         48,083
                                 --------  --------     -------      --------
                                      --    158,611         --        158,611
                                 --------  --------     -------      --------
Operating loss.................       --    (56,717)        --        (56,717)
                                 --------  --------     -------      --------
Interest expense, net..........       --     14,475         --         14,475
                                 --------  --------     -------      --------
Equity in loss of subsidiary...   (71,192)      --       71,192           --
                                 --------  --------     -------      --------
Net loss.......................  $(71,192) $(71,192)    $71,192      $(71,192)
                                 ========  ========     =======      ========
For the Year Ended December 31,                      Consolidating   Company
             1997                Holdings    HTI        Entries    Consolidated
-------------------------------  --------  --------  ------------- ------------
Revenues.......................  $    --   $ 79,171     $   --       $ 79,171
                                 --------  --------     -------      --------
Operating expenses:
  Direct theater costs.........       --     63,076         --         63,076
  General and administrative...       --      5,077         --          5,077
  Depreciation and
   amortization................       --     11,479         --         11,479
                                 --------  --------     -------      --------
                                      --     79,632         --         79,632
                                 --------  --------     -------      --------
Operating loss.................       --       (461)        --           (461)
                                 --------  --------     -------      --------
Interest expense, net..........       --      7,485         --          7,485
                                 --------  --------     -------      --------
Equity in loss of subsidiary...    (7,946)      --        7,946           --
                                 --------  --------     -------      --------
Net loss.......................  $ (7,946) $ (7,946)    $ 7,946      $ (7,946)
                                 ========  ========     =======      ========
For the Year Ended December 31,                      Consolidating   Company
             1996                Holdings    HTI        Entries    Consolidated
-------------------------------  --------  --------  ------------- ------------
Revenues.......................  $     --  $ 24,879     $   --       $ 24,879
                                 --------  --------     -------      --------
Operating expenses:
  Direct theater costs.........       --     20,798         --         20,798
  General and administrative...       --      1,601         --          1,601
  Depreciation and
   amortization................       --      3,152         --          3,152
                                 --------  --------     -------      --------
                                      --     25,551         --         25,551
                                 --------  --------     -------      --------
Operating loss.................       --       (672)        --           (672)
                                 --------  --------     -------      --------
Interest expense, net..........       --      2,121         --          2,121
                                 --------  --------     -------      --------
Equity in loss of subsidiary...    (2,793)      --        2,793           --
                                 --------  --------     -------      --------
Net loss.......................  $ (2,793) $ (2,793)    $ 2,793      $ (2,793)
                                 ========  ========     =======      ========

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996

Condensed Consolidating Statements of Cash Flows (In Thousands):

       For the Year Ended                            Consolidating   Company
       December 31, 1998         Holdings    HTI        Entries    Consolidated
       ------------------        --------  --------  ------------- ------------
Operating....................... $    --   $ 10,306    $    --       $ 10,306
                                 --------  --------    --------      --------
Investing:
  Purchases of property and
   equipment....................      --    (69,610)        --        (69,610)
  Sale/disposition of property
   and equipment................      --      3,056         --          3,056
                                 --------  --------    --------      --------
                                      --    (66,554)        --        (66,554)
                                 --------  --------    --------      --------
Financing:
  Borrowings under note payable
   and long-term debt...........      --     54,800         --         54,800
  Other.........................      --       (218)        --           (218)
                                 --------  --------    --------      --------
                                      --     54,582         --         54,582
                                 --------  --------    --------      --------
Net decrease in cash............ $    --   $ (1,666)   $    --       $ (1,666)
                                 ========  ========    ========      ========
       For the Year Ended                            Consolidating   Company
       December 31, 1997         Holdings    HTI        Entries    Consolidated
       ------------------        --------  --------  ------------- ------------
Operating....................... $    --   $  5,268    $    --       $  5,268
                                 --------  --------    --------      --------
Investing:
  Purchases of property and
   equipment....................      --    (66,361)        --        (66,361)
  Sale/disposition of property
   and equipment................      --     12,895         --         12,895
  Payments for business
   acquisitions, net of cash
   acquired.....................      --    (36,649)        --        (36,649)
  Contributions to subsidiary...  (34,620)      --       34,620           --
                                 --------  --------    --------      --------
                                  (34,620)  (90,115)     34,620       (90,115)
                                 --------  --------    --------      --------
Financing:
  Borrowings under note payable
   and long-term debt...........      --    127,800         --        127,800
  Repayments of note payable and
   long-term debt...............      --    (68,437)                  (68,437)
  Proceeds from issuance of
   stock........................   34,620    34,620     (34,620)       34,620
  Other.........................      --     (5,316)        --         (5,316)
                                 --------  --------    --------      --------
                                   34,620    88,667     (34,620)       88,667
                                 --------  --------    --------      --------
Net increase in cash............ $    --   $  3,820    $    --       $  3,820
                                 ========  ========    ========      ========

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996

 For the Year Ended December 31,                       Consolidating   Company
               1996                Holdings    HTI        Entries    Consolidated
 -------------------------------   --------  --------  ------------- ------------
 Operating.......................  $    --   $  1,032    $    --       $  1,032
                                   --------  --------    --------      --------
 Investing:
   Purchases of property and
    equipment....................       --    (10,734)        --        (10,734)
   Payments for business
    acquisitions, net of cash
    acquired.....................       --    (58,986)        --        (58,986)
   Contributions to subsidiary...   (48,659)      --       48,659           --
                                   --------  --------    --------      --------
                                    (48,659)  (69,720)     48,659       (69,720)
                                   --------  --------    --------      --------
 Financing:
   Borrowings under note payable
    and long-term debt...........       --     58,428         --         58,428
   Repayments of note payable and
    long-term debt...............       --    (16,691)                  (16,691)
   Proceeds from issuance of
    stock........................    48,659    48,659     (48,659)       48,659
   Other.........................       --    (18,596)        --        (18,596)
                                   --------  --------    --------      --------
                                     48,659    71,800     (48,659)       71,800
                                   --------  --------    --------      --------
 Net increase in cash............  $    --   $  3,112    $    --       $  3,112
                                   ========  ========    ========      ========

13. Retirement Savings Plan

  The Company has a 401(k) profit sharing plan for the benefit of all eligible employees and makes contributions as determined annually by the Board of Directors. The Company made no contributions in 1998, 1997 or 1996.

14. Acquisitions

 1997 Acquisitions

  In May 1997, the Company completed the acquisition of two theaters with an aggregate of 12 screens in Beaumont and Port Arthur, Texas, from United Artists Theatre Circuit Inc. for a cash purchase price of approximately $3.4 million.

  In June 1997, the Company completed the acquisition of two theaters with an aggregate of 14 screens in Killeen, Texas, from Escape Theaters, Inc. for a cash purchase price of approximately $8.5 million.

  In August 1997, the Company completed the acquisition of seven theaters with an aggregate of 50 screens in Oklahoma City and Tulsa, Oklahoma, from General Cinema Corp. for a cash purchase price of approximately $15.8 million.

  In September 1997, the Company completed the acquisition of a newly constructed 16-screen theater in Waco, Texas, for approximately $8.9 million. Additionally, the Company purchased furniture, fixtures and equipment for this theater for approximately $2.7 million.

  In October 1997, the Company completed the exchange of six theaters with an aggregate of 31 screens operated by HTI in Kansas and Missouri for five theaters with an aggregate of 22 screens owned by Dickinson, Inc. in the same states. The Company also received cash of approximately $1.1 million in connection with the exchange. The Company recorded no gain or loss on the exchange. The Company also completed the acquisition of one theater with six screens in Tomball, Texas, from Cineco Cinema Corporation for a cash purchase price of approximately $1.8 million.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996


 1996 Acquisitions

  In April 1996, the Company acquired, for approximately $3.3 million in cash, six theaters in Texas from Cinemore, Inc. and related entities.

  In August 1996, the Company acquired, for approximately $1.8 million in cash, two theaters in Texas from Beaumont Cinema Ventures, L.P.

  In November 1996, the Company acquired 33 theaters primarily in Kansas, Missouri, and Ohio from Crown Cinema Corporation and Crown Theatre Corporation. The Company issued 16,413 shares of its common stock to the seller, at a fair market value of approximately $2.9 million, and paid cash of approximately $41.1 million to the seller for these acquisitions. The former stakeholder of Crown Cinema Corporation is now a stockholder and consultant of the Company. The Company also acquired, for $700,000 in cash, two theaters in Texas from General Cinema Corp. of Texas.

  In November and December 1996, the Company acquired, for approximately $11.3 million in cash, 19 theaters in Idaho, Oklahoma, and Texas from United Artists Theatre Circuit Inc. and related entities.

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

  The following is a summary of the net assets acquired and liabilities assumed in connection with the foregoing acquisitions in 1997 and 1996 (in thousands). All such acquisitions were accounted for under the purchase method.

                                                                 1997    1996
                                                                ------- -------
Assets acquired:
  Cash and cash equivalents.................................... $ 1,102 $    56
  Inventories..................................................     115     130
  Prepaid and other current assets.............................      37     442
                                                                ------- -------
    Total current assets.......................................   1,254     628
  Buildings....................................................   3,854  10,964
  Furniture and equipment......................................   6,123   9,011
  Leasehold improvements.......................................   2,240   6,123
  Land.........................................................   1,100   2,990
  Land improvements............................................     --      436
  Construction-in-progress.....................................     --      117
  Covenants not-to-compete.....................................   1,208   6,099
                                                                ------- -------
    Total other assets.........................................  14,525  35,740
                                                                ------- -------
    Total assets acquired......................................  15,779  36,368
                                                                ------- -------
Liabilities assumed:
  Accounts payable.............................................     101     --
                                                                ------- -------
    Total liabilities assumed..................................     101     --
                                                                ------- -------
    Net assets acquired........................................  15,678  36,368
Purchase price, including acquisition costs....................  33,315  61,073
                                                                ------- -------
Goodwill....................................................... $17,637 $24,705
                                                                ======= =======

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996

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

                                                            1997        1996
                                                         ----------- -----------
                                                         (Unaudited) (Unaudited)
   Total revenues.......................................   $90,090     $78,710
   Net loss.............................................   (10,373)     (4,323)

15. Commitments and Contingencies

  At December 31, 1998, the Company had a letter of credit outstanding of $189,000 with a bank related to a sales and use tax bond in one of the states in which it operates.

  The Company is not party to, nor are any of the Company's theaters the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Company's business, except for the following:

  On June 24, 1998, in an action in the United States District Court, Eastern District of Texas, Beaumont Division, Civil Action No. 1:98-CV-1975, Todd Freeland, for himself and those similarly situated, v. Hollywood Theaters, Inc., a private plaintiff is alleging that HTI has violated the Americans with Disabilities Act of 1990, as amended (the "ADA") and Chapter 12 of the Texas Human Resources Code (a state statute similar to the ADA) for not providing comparable seating for wheelchair patrons at one of HTI's multiplex theaters located in Beaumont, Texas. The suit seeks an unspecified amount of actual and statutory damages in an amount of $1,000 for each violation, a declaratory judgment and an injunction requiring HTI to modify the wheelchair seating arrangements at the theater to provide views comparable to those afforded to the general public. HTI has filed an answer denying allegations in the Freeland suit. Although HTI believes that the wheelchair seating provided in the Beaumont theater complies with applicable ADA standards, the proper interpretation of those standards as they relate to theaters with stadium-style seating is the subject of several ongoing lawsuits within the industry and remains to be clearly established. Accordingly, HTI may be required to modify its handicapped seating arrangements in the Beaumont facility.

  Management is of the opinion that the eventual outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

16. Related-Party Transactions

  Precept, one of the Company's shareholders, has been engaged by the Company to construct various theaters. During 1998, Precept was involved in the construction of two theaters and improvements to one existing theater, and was paid approximately $11.9 million for these services. During 1997, Precept was involved in the construction of two theaters and improvements to three existing theaters, and was paid approximately $14.5 million for these services. At December 31, 1998, approximately $2.7 million was owed to Precept and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. No amounts were owed to Precept as of December 31, 1997.

  At December 31, 1998, BGFVF had issued a letter of credit for $12.5 million to support borrowing under the $50.0 million revolving credit facility. Under a reimbursement agreement with Holdings, if the letter of credit was called, Holdings was contingently liable to reimburse BGFVF by issuing $12.5 million of preferred stock at

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996

the last issue price. At December 31, 1998, BGFVF had issued a guarantee for $5.0 million to support borrowing under the $5.0 million bank note payable. Under a reimbursement agreement with Holdings and HTI, if the guarantee was called, the Company was contingently liable to reimburse BGFVF by having Holdings issue $5.0 million of preferred stock, at the last issue price, and having HTI issue a subordinated note of $5.0 million. Effective as of January 27, 1999, in connection with the transactions disclosed in the following paragraph, both reimbursement agreements with BGFVF were terminated without any actions being taken thereon.

  In January 1999, the Company required additional funds under the revolving credit facility to continue operations, but again did not meet certain applicable borrowing conditions. The Company was unable to borrow the additional funds required from its bank lenders. On January 14, 1999, with the financial backing of BGFVF, the Company received a waiver of certain financial covenants under the revolving credit facility until June 30, 1999, and the revolving credit facility was amended to increase the loan commitment thereunder from $50.0 million to $75.0 million and to permit affiliates of the Company to participate in any loans made thereunder. The Company used proceeds under the expanded revolving credit facility to refinance the $5.0 million bank note payable. At this time, BGFVF purchased junior participations in the revolving credit facility of $17.5 million and terminated the $12.5 million letter of credit and the $5.0 million guarantee. The Company terminated the reimbursement agreements with BGFVF. In addition, through March 30, 1999, BGFVF has purchased additional junior participations of approximately $17.4 million, resulting in a total participation of approximately $34.9 million. As a lender under the participation agreement, BGFVF receives interest at the applicable margin under the revolving credit facility. BGFVF is entitled to receive additional compensation in the form of a senior unsecured note of the Company in an aggregate principal amount of up to $5.0 million, under certain circumstances.

17. Quarterly Financial Data (Unaudited)

  Selected unaudited quarterly financial data for the years ended December 31, 1998 and 1997 is as follows (in thousands):

Year Ended December 31, 1998

                                           First   Second    Third    Fourth
                                          Quarter  Quarter  Quarter  Quarter
                                          -------  -------  -------  --------
   Operating revenues.................... $23,692  $23,764  $28,904  $ 25,534
   Operating expenses....................  24,091   24,939   29,703    79,878(a)
                                          -------  -------  -------  --------
   Operating loss........................    (399)  (1,175)    (799)  (54,344)
   Interest expense, net.................   3,063    3,278    3,887     4,247
                                          -------  -------  -------  --------
     Net loss............................ $(3,462) $(4,453) $(4,686) $(58,591)
                                          =======  =======  =======  ========

Year Ended December 31, 1997

                                           First   Second    Third    Fourth
                                          Quarter  Quarter  Quarter  Quarter
                                          -------  -------  -------  --------
   Operating revenues.................... $15,965  $16,591  $22,746  $ 23,869
   Operating expenses....................  16,925   17,527   22,503    22,677
                                          -------  -------  -------  --------
   Operating income (loss)...............    (960)    (936)     243     1,192
   Interest expense, net.................     995    1,302    2,235     2,953
                                          -------  -------  -------  --------
     Net loss............................ $(1,955) $(2,238) $(1,992) $ (1,761)
                                          =======  =======  =======  ========

--------
(a) The fourth quarter of 1998 includes non-cash charges of approximately $48.1 million related to impairment of long-lived assets.

                HOLLYWOOD THEATER HOLDINGS, INC. AND SUBSIDIARY

                       December 31, 1998, 1997, and 1996


  Admission and concession revenues are subject to seasonal fluctuations which affect all motion picture exhibitors. These fluctuations are the result of the distribution practice of the major motion picture studios, which have historically concentrated the release of the most marketable films during the summer and year-end holiday seasons when more people have tended to go to the movies. There are other factors, however, which may affect the Company's revenues during any particular quarter, including the popularity of films released during the quarter and the availability of such popular films at the Company's theaters. As a result, depending on these factors, the Company's revenues in the first and second quarters may not be as strong as in the third and fourth quarters.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Hollywood Theaters, Inc.
                                          Hollywood Theater Holdings, Inc.
                                          Crown Theatre Corporation

                                              /s/ Thomas W. Stephenson, Jr.
                                          By: _________________________________
                                                 Thomas W. Stephenson, Jr.
                                                  Chairman of the Board of
                                               Directors, President and Chief
                                                     Executive Officer

                                                /s/ James R. Featherstone
                                          By: _________________________________
                                                   James R. Featherstone
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the registrants and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ John G. Farmer                     Director            March 30, 1999
______________________________________
            John G. Farmer

                                                Director
______________________________________
          Thomas L. Harrison

       /s/ Thomas G. Mendell                    Director            March 30, 1999
______________________________________
          Thomas G. Mendell

         /s/ Harold W. Pote                     Director            March 30, 1999
______________________________________
            Harold W. Pote

       /s/ Eric R. Wilkinson                    Director            March 30, 1999
______________________________________
          Eric R. Wilkinson